Form 10QSB
period 1999-08-31
AMERICAN PRECIOUS METALS INC
filed 1999-12-30
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended August 31, 1999

                         Commission File Number 0-30368



                         American Precious Metals, Inc.



   Delaware                                           22-3489463
-------------------------------             ------------------------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)



                  260 Garibaldi Avenue, Lodi, New Jersey 07644
          ------------------------------------------------------------
                    (Address of principal executive offices)


                                 (973) 335-4400
              (Registrant's telephone number, including area code)


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                Yes                              X        No
   -------------                            --------------




 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

              8,415,544 shares of Common Stock, $.00001 par value.

                          AMERICAN PRECIOUS METALS, INC.
                          (A Development Stage Company)

                                Form 10-QSB Index
                                 August 31,1999

                                     PART I


                                                                          Page
                                                                          Number
Item 1.   Financial Statements (Unaudited):

          Balance Sheet at August31, 1999-----------------------------------  3

          Statements of Operations and Accumulated Deficit for the quarter ended August 31, 1999 and the year ended May 31, 1999 ------------ 4

          Statements of Cash Flows for the quarter
          ended August 31, 1999 and the year ended May 31, 1999 ------------  5

          Notes to Financial Statements ------------------------------------  6

Item 2.   Management's Discussion and Analysis or Plan of Operations -------  7

                                     PART II

Item 1.   Legal Proceedings ------------------------------------------------  9


Item 2.   Changes in Securities --------------------------------------------  9


Item 3.   Defaults Upon Senior Securities ----------------------------------  9


Item 4.   Submission of Matters to a Vote of Security Holders --------------  9


Item 5.   Other Information-------------------------------------------------  9


Item 6.   Exhibits and Reports on Form 8-K----------------------------------  9


Signatures------------------------------------------------------------------ 10

                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS


                                                   August 31, 1999                    May 31, 1999
                                                   ---------------                    ------------

CASH                                               $            0                     $    5,604


PROPERTY & EQUIPMENT
  Equipment                                                11,567                         11,567
    Less Depreciation                                        (473)                          (378)
                                                   ---------------                    ------------
                                                           11,094                         11,189

OTHER ASSETS
  Security deposit                                            675                            675
                                                   ---------------                    ------------
                                                              675                            675
                                                   ---------------                    ------------
    TOTAL ASSETS                                   $       11,769                     $   17,468
                                                   ===============                    ============


LIABILITIES AND
STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                 $       13,435                     $   12,291
  Due to related parties                                   27,276                         23,976
                                                   ---------------                    ------------
    TOTAL CURRENT LIAB.                                    40,711                         36,267

STOCKHOLDERS' DEFICIENCY
  Common stock (50,000,000 shares authorized
  6,922,159 and 6,922,159 issued, par                       6,923                          6,923
    value .001, respectfully
  1,493,385 and 1,493,385 issued, par
    value .00001, respectfully)                                14                             14
                                                   ---------------                    ------------
                                                            6,937                          6,937

  Paid in capital                                         336,750                        336,750
  Accumulated (deficit)                                  (372,629)                      (362,486)
                                                   ---------------                    ------------

    TOTAL STOCKHOLDERS' (DEFICIENCY)                     (35,879)                       (18,799)
                                                   ---------------                    ------------
    TOTAL LIABILITIES &
           STOCKHOLDERS' DEFICIENCY               $       11,769                     $   17,468
                                                   ===============                    ============


                        AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                            Cumulative            Three Months
                                              From                   Ended
                                            Inception            August 31, 1999
                                            -----------          ---------------


REVENUE                                     $        0           $            0

EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES            372 629                   10,142
                                            -----------          ---------------
NET LOSS                                      (372,629)                 (10,142)
                                            -----------          ---------------

ACCUMULATED DEFICIT - BEGINNING             $        0           $     (362,487)
                                            -----------          ---------------

ACCUMULATED DEFICIT - ENDING                $ (372,629)          $     (372,629)
                                            ===========          ===============



LOSS PER SHARE                                 ($0.044)                 ($0.001)
                                            ===========          ===============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                8,415,544                8,415,544
                                            -----------          ---------------

                         AMERICAN PRECIOUS METALS, INC.
                         (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                Cumulative      Three Months
                                                                  From             Ended
                                                                Inception       August 31, 1999
                                                                ----------      ---------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income/(Loss)                                             $(372,629)      $      (10,143)

Adjustments to reconcile net income to net cash provided by operating activities

Increase/(decrease) in cash:
  Depreciation                                                        473                   95
  Deposits                                                           (675)                   0
  Accounts payable                                                 13,435                1,145
                                                                ----------      ---------------
Net cash provided by operating activities                        (359,396)              (8,903)


CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Stock                                                   343,687                    0
  Sale /(purch):fixed assets                                      (11,567)
                                                                ----------      ---------------
Net cash used by investing activities                             332,120                    0


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in loans payable                                        27,276                3,300
                                                                ----------      ---------------
Net cash provided by financing activities                          27,276                3,300
                                                                ----------      ---------------
Net increase/(decrease) in cash and cash equivalent                     0               (5,603)


 Cash - beginning of year                                               0                5,603
                                                                ----------      ---------------
 Cash - end of year                                             $       0       $            0
                                                                ==========      ===============


                        AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1999
                                   (UNAUDITED)



NOTE 1.   REGARDING FINANCIAL STATEMENTS:
-----------------------------------------
     The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements and 10K report for the fiscal year ended May 31, 1999.



NOTE 2.   DUE FROM/TO RELATED PARTIES:
--------------------------------------
     Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

                                        AUGUST 31, 1999
                                        ---------------
Due to (from) Related Parties:
Corporate Officers and Directors        $27,276
                                        ---------------
                                        $27,276
                                        ---------------



NOTE 3.   CAPITAL STOCK:
------------------------
     During the three months ended August 31, 1999 the Company issued no shares of common stock, par value $.00001 per share.



NOTE 4.   OTHER MATTER
----------------------
     The financial statements show a loss of ($10,142) for the three months ended August 31, 1999 with accumulated (deficits) of ($372,629) as of that date.

Item 2.
Management's Discussion and Analysis or Plan of Operations

     The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards ("FASB") No.7. Management believes it will be able to satisfy its cash requirements through debt financing and sales of equity through private placements during the next twelve months. However, there can be no assurance that the Company will be able to raise the financing required. The Company intends to assist other mining companies in development, process and/or operate junior mining companies through majority owned subsidiaries or investment in other mining companies through venture capital arrangements. If successful in acquisition program, the employees would increase in proportion to the company's acquired. At the present time the Company has not submitted any proposals for potential acquisition.

     In the  next  twelve  months,  the  Company  plans  to  seek  out  business opportunity candidates. To date, the Company has introduced a Birch Mountain Resources to several analytical labs and processes and a Finders Fee Agreement has been signed. The Board of Directors of Birch Mountain Resources have approved an agreement dated the 25th day of June, 1999 with American Precious Metals, Inc. American Precious Metals, Inc. will receive 500,000 shares of Birch Mountain Resources common stock as a finder's fee. 70% of the fee (350,000 common shares) shall be issued to American Precious Metals, Inc. in consideration of introductions to third parties who have materially advanced the research and development of any assay procedure. 30% of the fee (150,000 common shares) shall be issued to American Precious Metals, Inc. upon a proprietary assay procedure on Birch Mountain Athabasca Project. The total value will be approximately $187,500. The Company plans to introduce other mining companies and the Company believes that this plan of operations can be conducted through the efforts of a current officer and will not require any additional funds. The Company anticipates that the business opportunities will be available through the contacts of Jack Wagenti, the Company's President. The Company anticipates that the investigation of specific mining opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Jack Wagenti or under his direction. The Company plans to investigate, to the extent believed reasonable by us, such potential mining opportunities. Due to our limited experience and resources in business analysis, the Company may not discover or adequately evaluate adverse facts about a potential mining opportunity.

     Inasmuch as the Company will have no funds available to us in our search for mining opportunities, the Company will not be able to expend significant funds on a complete and exhaustive investigation of potential mining opportunities. The Company anticipates that it will incur nominal expenses in the implementation of our business plan described herein. Because the Company has no capital with which to pay these expenses, our present management, which consists of Jack Wagenti, President, and Dr. Emanuel Ploumis Chairman of the Board, CEO, the Company's CEO and President intend to pay all expenses with personal funds as loans to the Company.

     The Company's management has no future obligation to provide the Company with future loans or contributions. The failure of our management to provide loans or contributions in the future could prevent the Company's plan to seek out business opportunities.

REVENUES

     Three Months ended August 31, 1999, the Registrant's revenues were $ -0-.

RENT AND ADMINISTRATION

     As of February 1, 1999, the Company does not own or lease any real or personal property. The Company currently operates without charge out of space donated by the Company's President, Jack Wagenti, at 260 Garibaldi Avenue, Lodi, NJ 07644, his home. No rent is charged to the Company and no formal lease exists.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter ended August 31, 1999, amounted to $10,142. Expenses for the year ended May 31, 1999 totaled $74,372. Cumulative expenses since inception totaled $345,850.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $ 0 as of August 31, 1999, as compared with a $5,604 balance as of year end May 31, 1999.

     The net cash provided during the three months ended August 31, 1999, consisted of the year end balance of May 31, 1999, $5,604 and loans from the President Jack Wagenti of $3,300. These proceeds funded operating activities during the quarter.

     During the next twelve months, American Precious Metals, Inc. plans to satisfy its cash requirements through additional debt and/or equity financing. There can be no assurance that the Company will be successful in raising the additional financing.

     As of the date of the filing of this report, there were no commitments for material capital expenditures.

                                     PART II

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

     The Board of Directors of Birch Mountain Resources have approved an agreement dated the 25th day of June, 1999 with American Precious Metals, Inc. American Precious Metals, Inc. will receive 500,000 shares of Birch Mountain Resources common stock as a finder's fee. 70% of the fee (350,000 common shares) shall be issued to American Precious Metals, Inc. in consideration of introductions to third parties who have materially advanced the research and development of any assay procedure. 30% of the fee (150,000 common shares) shall be issued to American Precious Metals, Inc. upon a proprietary assay procedure on Birch Mountain Athabasca Project. The total value will be approximately $187,500.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

     The following exhibits marked with a footnote reference were filed with a registration statement, which will automatically become effective on January 8, 2000 under the Securities Act of 1933, as amended (the "Securities Act"), and are incorporated herein by this reference. If no footnote reference is made, the exhibit is filed with this Report.

Number     Exhibit

 3.1 Certificate of Incorporation of Company filed with the Secretary of State of Delaware on January 13, 1998. (1)

 3.2       Copy of the by-laws of the Company.  (1)

 3.3       Specimen Stock Certificate.  (1)

10.1       Copy of Agreement with Birch Mountain Resources.

27         Financial Data Schedule.
-------------------------------------


     (1) Filed as an Exhibit to the Company's Form 10 SB filed November 8, 1999 and incorporated herein by this reference.


          (b) Reports on Form 8-K
              None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: December 22,1999


AMERICAN PRECIOUS METALS, INC.


By:/s/ Jack Wagenti
--------------------
       Jack Wagenti
       President

                                  EXHIBIT INDEX


EXHIBIT NO    DESCRIPTION                                   PAGE

10.1          Birch Mountain Agreement                       2