Form 10QSB
period 1999-11-30
AMERICAN PRECIOUS METALS INC
filed 2000-02-24
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q SB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended November 30,1999

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

              8,420,544 shares of Common Stock, $.00001 par value.

                          AMERICAN PRECIOUS METALS, INC.
                          (A Development Stage Company)

                                Form 10-Q SB Index
                                 November 30,1999

                                     PART I


                                                                          Page
                                                                          Number
Item 1.   Financial Statements (Unaudited):

          Balance Sheet at November 30, 1999--------------------------------  3

          Statements of Operations and Accumulated Deficit for the quarter ended November 30,1999 and the year ended May 31, 1999 ----------- 4

          Statements of Cash Flows for the quarter
          ended November 30,1999 and the year ended May 31, 1999 -----------  5

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


Signatures------------------------------------------------------------------ 10

                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS




                                                   November 30,1999                    May 31, 1999
                                                   ----------------                    ------------


CASH                                               $          172                      $    5,604


PROPERTY & EQUIPMENT
  Equipment                                                11,567                          11,567
    Less Depreciation                                        (568)                           (378)
                                                   ---------------                    ------------
                                                           11,094                          11,189

OTHER ASSETS
  Security deposit                                            675                             675
                                                   ---------------                    ------------
                                                              675                             675
                                                   ---------------                    ------------
    TOTAL ASSETS                                   $       11,846                      $   17,468
                                                   ===============                    ============


LIABILITIES AND
STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                 $       12,760                      $   12,291
  Due to related parties                                   31,976                          23,976
                                                   ---------------                    ------------
    TOTAL CURRENT LIABILITIES                              44,736                          36,267

STOCKHOLDERS' DEFICIENCY
  Common stock (50,000,000 shares authorized
  6,922,159 and 6,922,159 issued, par                       6,923                           6,923
    value .001, respectfully
  1,493,385 and 1,493,385 issued, par
    value .00001, respectfully)                                14                              14
                                                   ---------------                    ------------
                                                            6,937                           6,937

  Paid in capital                                         336,750                         336,750
  Accumulated (deficit)                                  (376,577)                       (362,486)
                                                   ---------------                    ------------

    TOTAL STOCKHOLDERS' (DEFICIENCY)                      (32,890)                        (18,799)
                                                   ---------------                    ------------
    TOTAL LIABILITIES &
           STOCKHOLDERS' DEFICIENCY               $       11,846                       $   17,468
                                                   ===============                    ============


 See notes to financial statements

                        AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                           Cumulative           Three Months
                                             From                   Ended
                                           Inception            November 30,1999
                                           -----------          ----------------


REVENUE                                     $        0           $           0

EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES            376,577                   3,948
                                            -----------          ---------------
NET LOSS                                      (376,577)                 (3,948)
                                            -----------          ---------------

ACCUMULATED DEFICIT - BEGINNING             $        0           $    (372,629)
                                            -----------          ---------------

ACCUMULATED DEFICIT - ENDING                $ (376,577)          $    (376,577)
                                            ===========          ===============



LOSS PER SHARE                                ($0.0447)               ($0.0007)
                                            ===========          ===============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                8,415,544                8,420,544
                                            -----------          ---------------


See notes to financial statements

                         AMERICAN PRECIOUS METALS, INC.
                         (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                Cumulative      Three Months
                                                                  From             Ended
                                                                Inception       November 30,1999
                                                                ----------      ----------------


CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income/(Loss)                                             $(376,577)      $      (3,947)

Adjustments to reconcile net income to net cash provided by operating activities

Increase/(decrease) in cash:
  Depreciation                                                        568                  95
  Deposits                                                           (675)                  0
  Accounts payable                                                 13,903                (676)
                                                                ----------      ---------------
Net cash provided by operating activities                        (362,780)             (4,528)


CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Stock                                                   343,687                   0
  Sale /(purch):fixed assets                                      (11,567)
                                                                ----------      ---------------
Net cash used by investing activities                             332,120                   0


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in loans payable                                        31,976               4,700
                                                                ----------      ---------------
Net cash provided by financing activities                          31,976               4,700
                                                                ----------      ---------------
Net increase/(decrease) in cash and cash equivalent                     0                 172


 Cash - beginning of year                                               0                   0
                                                                ----------      ---------------
 Cash - end of year                                             $       0       $         172
                                                                ==========      ===============

See notes to financial statements

                        AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 November 30,1999
                                   (UNAUDITED)



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



NOTE 2.   DUE FROM/TO RELATED PARTIES:
--------------------------------------
     Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

                                        November 30,1999
                                        ---------------
Due to (from) Related Parties:
Corporate Officers and Directors        $31,976
                                        ---------------
                                        $31,976
                                        ---------------



NOTE 3.   CAPITAL STOCK:
------------------------
     During the three months ended November 30,1999 the Company issued 5,000 shares of common stock, par value $.00001 per share. Money was received & deposited 7/1/98. Share were issued in the quarter ending 11/30/99.



NOTE 4.   OTHER MATTER
----------------------
     The financial statements show a loss of ($3,947) for the three months ended November 30,1999 with accumulated (deficits) of ($376,577) as of that date.

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

     In the  next  twelve  months,  the  Company  plans  to  seek  out  business opportunity candidates. To date, the Company has introduced Birch Mountain Resources to several analytical labs and processes and a Finders Fee Agreement has been signed. The Board of Directors of Birch Mountain Resources have approved an agreement dated the 25th day of June, 1999 with American Precious Metals, Inc. American Precious Metals, Inc. will receive 500,000 shares of Birch Mountain Resources common stock as a finder's fee. 70% of the fee (350,000 common shares) shall be issued to American Precious Metals, Inc. in consideration of introductions to third parties who have materially advanced the research and development of any assay procedure. 30% of the fee (150,000 common shares) shall be issued to American Precious Metals, Inc. upon a proprietary assay procedure on Birch Mountain Athabasca Project. The total value will be approximately $187,500. To date the Company has not received the shares from Birch Mountain. The Company plans to introduce other mining companies and the Company believes that this plan of operations can be conducted through the efforts of a current officer and will not require any additional funds. The Company anticipates that the business opportunities will be available through the contacts of Jack Wagenti, the Company's President. The Company anticipates that the investigation of specific mining opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Jack Wagenti or under his direction. The Company plans to investigate, to the extent believed reasonable by us, such potential mining opportunities. Due to our limited experience and resources in business analysis, the Company may not discover or adequately evaluate adverse facts about a potential mining opportunity.

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

REVENUES

     Three Months ended November 30,1999, the Registrant's revenues were $ -0-.

RENT AND ADMINISTRATION

     As of February 1, 1999, the Company does not own or lease any real or personal property. The Company currently operates without charge out of space donated by the Company's President, Jack Wagenti, at 260 Garibaldi Avenue, Lodi, NJ 07644, his home. No rent is charged to the Company and no formal lease exists.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the quarter ended November 30,1999, amounted to $14,090. Expenses for the year ended May 31, 1999 totaled $74,372. Cumulative expenses since inception totaled $376,577.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $ 172 as of November 30,1999, as compared with a $5,604 balance as of year end May 31, 1999.

     The net cash provided during the six months ended November 30, 1999, consisted of the year end balance of May 31, 1999, $5,603 and loans from the President Jack Wagenti of $8,000. These proceeds funded operating activities during the six months.

     During the next twelve months, American Precious Metals, Inc. plans to satisfy its cash requirements through additional debt and/or equity financing. There can be no assurance that the Company will be successful in raising the additional financing.

     As of the date of the filing of this report, there were no commitments for material capital expenditures.

                                                                PART II

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

     5,000 common shares par value $0.00001, money was received & deposited on 7/1/98. Shares were issued in the quarter ending 11/30/99.

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

     The Board of Directors of Birch Mountain Resources have approved an agreement dated the 25th day of June, 1999 with American Precious Metals, Inc. American Precious Metals, Inc. will receive 500,000 shares of Birch Mountain Resources common stock as a finder's fee. 70% of the fee (350,000 common shares) shall be issued to American Precious Metals, Inc. in consideration of introductions to third parties who have materially advanced the research and development of any assay procedure. 30% of the fee (150,000 common shares) shall be issued to American Precious Metals, Inc. upon a proprietary assay procedure on Birch Mountain Athabasca Project. The total value will be approximately $187,500. To date the shares have not been received from Birch Mountain.

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

Number     Exhibit

 3.1 Certificate of Incorporation of Company filed with the Secretary of State of Delaware on January 13, 1998. (1)

 3.2       Copy of the by-laws of the Company.  (1)

 3.3       Specimen Stock Certificate.  (1)

10.1       Copy of Agreement with Birch Mountain Resources.  (2)

27         Financial Data Schedule.
-------------------------------------

     (1) Filed as an Exhibit to the Company's Form 10SB filed November 8, 1999 and incorporated herein by this reference.
     (2) Filed as an Exhibit to the Company's Form 10QSB filed December 30, 1999 and incorporated herein by this reference.

          (b) Reports on Form 8-K
              None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: February 23, 2000


AMERICAN PRECIOUS METALS, INC.


By:/s/ Jack Wagenti
--------------------
       Jack Wagenti
       President