Form 10QSB
period 2000-02-29
AMERICAN PRECIOUS METALS INC
filed 2000-05-01
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended February 29,2000

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

                                Form 10-Q SB Index
                                 February 29,2000

                                     PART I


                                                                          Page
                                                                          Number
Item 1.   Financial Statements (Unaudited):

          Balance Sheet at February 29, 2000 -------------------------------  3

          Statements of Operations and Accumulated Deficit for the quarter ended February 29,2000 and the year ended May 31, 1999 ----------- 4

          Statements of Cash Flows for the quarter
          ended February 29,2000 and the year ended May 31, 1999 -----------  5

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


Signatures------------------------------------------------------------------ 10

                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS



                                                   February 29,2000                    May 31, 1999
                                                   ----------------                    ------------


CASH                                               $         100                        $    5,604


PROPERTY & EQUIPMENT
  Equipment                                                11,567                         11,567
    Less Depreciation                                        (663)                          (378)
                                                   ----------------                    ------------
                                                           11,004                         11,189

OTHER ASSETS
  Security deposit                                              0                            675
                                                   ----------------                    ------------
                                                                0                            675
                                                   ----------------                    ------------
    TOTAL ASSETS                                   $       11,004                     $   17,468
                                                   ================                    ============


LIABILITIES AND
STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                 $       14,560                     $   12,291
  Due to related parties                                   34,876                         23,976
                                                   ----------------                    ------------
    TOTAL CURRENT LIAB.                                    49,436                         36,267

STOCKHOLDERS' DEFICIENCY
  Common stock (50,000,000 shares authorized
  6,922,159 and 6,922,159 issued, par                       6,923                          6,923
    value .001, respectfully
  1,493,385 and 1,493,385 issued, par
    value .00001, respectfully)                                14                             14
                                                   ----------------                    ------------
                                                            6,937                          6,937

  Paid in capital                                         336,750                        336,750
  Accumulated (deficit)                                  (382,119)                      (362,486)
                                                   ----------------                    ------------

    TOTAL STOCKHOLDERS' (DEFICIENCY)                     (38,432)                        (18,799)
                                                   ----------------                    ------------
    TOTAL LIABILITIES &
           STOCKHOLDERS' DEFICIENCY               $       11,004                     $    17,468
                                                   ================                    ============


See notes to financial statements

                        AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                            Cumulative          Three Months
                                              From                   Ended
                                            Inception           February 29,2000
                                            -----------         ----------------


REVENUE                                     $        0           $            0

EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES            382,119                    5,542
                                            -----------          ---------------
NET LOSS                                      (382,119)                 ( 5,542)
                                            -----------          ---------------

ACCUMULATED DEFICIT - BEGINNING             $        0           $     (376,577)
                                            -----------          ---------------

ACCUMULATED DEFICIT - ENDING                $ (382,119)          $     (382,119)
                                            ===========          ===============



LOSS PER SHARE                                ($0.0454)                ($0.0007)
                                            ===========          ===============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                8,420,544                8,420,544
                                            -----------          ---------------

See notes to financial statements

                         AMERICAN PRECIOUS METALS, INC.
                         (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                Cumulative      Three Months
                                                                  From             Ended
                                                                Inception       February 29,2000
                                                                ----------      ----------------


CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income/(Loss)                                             $(382,119)      $       ( 5,542)

Adjustments to reconcile net income to net cash provided by operating activities

Increase/(decrease) in cash:
  Depreciation                                                        663                    95
  Deposits                                                                                  675
  Accounts payable                                                 14,560                 1,972
                                                                ----------      ----------------
Net cash provided by operating activities                        (366,896)             (  2,800)


CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Stock                                                   343,687                    0
  Sale /(purch):fixed assets                                      (11,567)
                                                                ----------      ----------------
Net cash used by investing activities                             332,120                    0


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in loans payable                                        34,876                 2,900
                                                                ----------      ----------------
Net cash provided by financing activities                          34,876                 2,900
                                                                ----------      ----------------
Net increase/(decrease) in cash and cash equivalent                     0                   100


 Cash - beginning of year                                               0                     0
                                                                ----------      ----------------
 Cash - end of year                                             $       0       $           100
                                                                ==========      ================

See notes to financial statements

                        AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 February 29,2000
                                   (UNAUDITED)



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



NOTE 2.   DUE FROM/TO RELATED PARTIES:
--------------------------------------
     Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

                                        February 29,2000
                                        ---------------
Due to (from) Related Parties:
Corporate Officers and Directors        $34,876
                                        ---------------
                                        $34,876
                                        ---------------



NOTE 3.   CAPITAL STOCK:
------------------------
     During the three months ended February 29,2000 the Company issued no shares.



NOTE 4.   OTHER MATTER
----------------------
     The financial statements show a loss of ($5,542) for the three months ended February 29,2000 with accumulated (deficits) of ($382,119) as of that date.

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

REVENUES

     Three Months ended February 29,2000, the Registrant's revenues were $ -0-.

RENT AND ADMINISTRATION

     As of February 1, 1999, the Company does not own or lease any real or personal property. The Company currently operates without charge out of space donated by the Company's President, Jack Wagenti, at 260 Garibaldi Avenue, Lodi, NJ 07644, his home. No rent is charged to the Company and no formal lease exists.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three months ended February 29,2000, amounted to $5,542. Expenses for the year ended May 31, 1999 totaled $74,372. Cumulative expenses since inception totaled $382,119.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $ 100 as of February 29,2000, as compared with a $5,604 balance as of year end May 31, 1999.

     The net cash provided during the nine months ended February 29,2000, consisted of the year end balance of May 31, 1999, $5,604 and loans from the President Jack Wagenti of $10,900. These proceeds funded operating activities during the nine months.

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



Dated: April 28, 2000


AMERICAN PRECIOUS METALS, INC.


By:/s/ Jack Wagenti
--------------------
       Jack Wagenti
       President