Form 10KSB
period 2000-05-31
AMERICAN PRECIOUS METALS INC
filed 2000-08-25
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2000

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

           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock $.00001 par value
                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
  1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.


               X Yes                                         No
           -------------                               --------------

       The registrant's revenues for its most recent fiscal year were: $0

     The number of shares outstanding of the registrant's class of common stock on August 17, 2000 was 8,420,544 shares.

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $842,054 as of May 31, 2000.

                         AMERICAN PRECIOUS METALS, INC.
                                   FORM 10-KSB
                     For the fiscal year ended May 31, 2000



                                TABLE OF CONTENTS

                                                                           Page
                                     PART I

Item 1.    Description of Business                                           3

Item 2.    Description of Properties                                         3

Item 3.    Legal Proceeding                                                  3

Item 4.    Submission of Matters to a Vote of Security Holders               3


                                     PART II


Item 5.    Market for Common Equity and Related Stockholder Matters          4

Item 6.    Management's Discussion and Analysis or Plan of Operations        5

Item 7.    Financial Statements                                              6

Item 8.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              6


                                    PART III


Item 9.    Directors, Executive Officers, Promoters and Control Persons,     6
           Compliance with Section 16(a) of the Exchange Act

Item 11.   Executive Compensation                                            8

Item 12.   Security Ownership of Certain Beneficial Owners and Management    8

Item 13.   Exhibits and Reports on Form 8-K                                 10

Signatures                                                                  11

Index to Financial Statements                                              F-1

Item 1. Description of Business

     American Precious Metals, Inc., (the "Company") was originally organized as Lucky Seven Gas and Minerals, Inc., under the laws of the State of Pennsylvania on July 16, 1984. The name was changed to Lucky Seven Gold Mines, Inc. June 24, 1996. American Precious Metals, Inc was formed January 13, 1998 under the laws of the State of Delaware. On March 16,1998 Lucky Seven Gold Mines, Inc. merged into American Precious Metals, Inc., the surviving corporation.

     The Company intends to process precious metals using environmentally safe process. The Company is working on several joint ventures with mining companies in North America. The Company also, intends to introduce mining companies for possible acquisition, joint ventures and financing.


Item 2. Description of Property

     The Company currently has 350,000 shares of Birch Mountain Resources Ltd. and the Company does not own or lease any real or personal property. The Company currently operates without charge out of space donated by the Company's President, Jack Wagenti, at 260 Garibaldi Avenue, Lodi, NJ 07644, his home.

     The Company has no policy with respect to investments in real estate or interest in real estate and no policy with respect to investments in real estate mortgages. Further, the Company has no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders during fiscal year ending May 31, 2000.

                                     PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters

Market Information:

     The Company's Common Stock was approved for trading on July 22, 1999 on the Electronic Pink Sheets and February 2000 on the Over the Counter Bulletin Board under the Symbol "ANPC." There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's Shareholders. The following table sets forth the monthly trade of high and low prices for the Company's Common Stock on the Electronic Pink Sheets and Over the Counter Bulletin Board during the inception of trading.

     Monthly:                    High              Low
    ---------                    -----             -----
    July 22,1999                 $0.03             $0.03
    August 23,1999               $0.11             $0.11
    September 23,1999            $0.156            $0.156
    October 22, 1999             $0.062            $0.062
    November 22, 1999            $0.20             $0.187
    December 23, 1999            $0.18             $0.125
    January 21, 2000             $0.11             $0.11
    February 23, 2000            $0.15             $0.15
    March 23, 2000               $0.20             $0.20
    April 24, 2000               $0.187            $0.187
    May 23, 2000                 $0.10             $0.10

    The Source of this information is Quicken.com; quotation services and broker-dealers making a market in the Company's Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     The closing sale price of the Common Stocks reported on the OTC Bulletin Board on August 18, 2000 was $0.1875.

Holders

     As of May 31, 2000, there were approximately 227 holders of record of the Company's Common Stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

Dividends

     The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan operation

     The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards ("FASB") No.7. Management believes it will be able to satisfy its cash requirements through debt financing and sales of equity through private placements during the next twelve months. However, there can be no assurance that the Company will be able to raise the financing required. The Company intends to acquire, develop, process and/or operate junior mining companies through majority owned subsidiaries or investment in other mining companies through venture capital arrangements. If successful in acquisition program, the employees would increase in proportion to the company's acquired. At the present time the Company has not submitted any proposals for potential acquisition.

     In the  next  twelve  months,  the  Company  plans  to  seek  out  business opportunity candidates. To date, the Company has introduced Birch Mountain Resources to several analytical labs and processes and a Finders Fee Agreement has been signed. The Board of Directors of Birch Mountain Resources have approved an agreement dated the 25th day of June, 1999 with American Precious Metals, Inc. American Precious Metals, Inc. has received 350,000 shares of Birch Mountain Resources common stock as a finder's fee in consideration of introductions to third parties who have materially advanced the research and development of any assay procedure. 150,000 common shares shall be issued to American Precious Metals, Inc. upon a proprietary assay procedure on Birch Mountain Athabasca Project. The total value, see note seven Other Matters, Notes to the Financial Statement. The Company received the shares in May of 2000. The Company plans to introduce other mining companies and the Company believes that this plan of operations can be conducted through the efforts of a current officer and will not require any additional funds. The Company anticipates that the business opportunities will be available through the contacts of Jack Wagenti, the Company's President. The Company anticipates that the investigation of specific mining opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Jack Wagenti or under his direction. The Company plans to investigate, to the extent believed reasonable by us, such potential mining opportunities. Due to our limited experience and resources in business analysis, the Company may not discover or adequately evaluate adverse facts about a potential mining opportunity.

     Inasmuch as the Company will have limited funds available to us in our search for mining opportunities, the Company will not be able to expend significant funds on a complete and exhaustive investigation of potential mining opportunities. The Company anticipates that it will incur nominal expenses in the implementation of our business plan described herein. Because the Company has no capital with which to pay these expenses, the sale of Birch Mountain shares may have to be sold to cover expenses. At the present time Birch Mountain shares are not trading. President Jack Wagenti intends to pay all expenses with personal funds as loans to the Company. The company will be closing on 450,000 common shares of a private placement for accredited investors on August 25, 2000.

     The Company's management has no future obligation to provide the Company with future loans or contributions. The failure of our management to provide loans or contributions in the future could prevent the Company's plan to seek out business opportunities.

     YEAR 2000 COMPLIANCE. The Company does have a computer that is in compliance with the year 2000. Management does not anticipate that there will be any consequences, material or immaterial, negative or positive, to the Company as a result of the Year 2000 computer problems. As a result of a Business Combination or merger, however, the Company may inherit computer systems that are not Year 2000 compliant, or enter into contracts or business dealings with suppliers, contractors, or others that are not Year 2000 compliant. Management cannot anticipate the impact of such future occurrences. Failure to satisfactorily address the Year 2000 issue could have a material adverse effect on the Company.

Item 7. Financial Statements

     The financial statements required by this Item are set forth beginning on page F-1 hereof.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None



                                    PART III


Item 9. Directors. Executive Officers. Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act

                                    Position
                                    With                    Year First became
Name                      Age       Company                 Director or Officer
--------------------------------------------------------------------------------

Dr. Emanuel Ploumis       73        CEO/Director                    1996

Jack Wagenti              63        President/Director              1996

Jonathan E. Downs         24        Secretary/Treasurer             1998

Charles A. Fitzpatrick    52        Director                        1998

Thomas F. August          47        Director                        1998

Brian Russell             71        Director                        1998

Dale Truesdell            57        Director                        1998


     Each director serves until the next annual meeting of Shareholders and until his respective successor is duly elected and qualifies; Executive officers are elected by the Board to serve at the discretion of the directors.

Dr. Emanuel Ploumis, D.D.S., Chairman of the Board / Director / CEO
-------------------------------------------------------------------
     Dr. Ploumis has been in dental practice since receiving his DDS (Temple University, 1961). Also, he is the former President of the Chester and Delaware County Dental Society. Dr. Ploumis has served extensively as a consultant to the courts and clients in legal issues. Dr Ploumis has been actively engaged as an explorationist for more than 15 years with a small group of other explorationists tracking for precious metal deposits. The discovery of "Manny's Mountain" in Pennsylvania was an outcome of this activity.

Mr. Jack Wagenti, President / Director
--------------------------------------
     Mr. Wagenti was formerly a Director and Secretary with Universal Turf, Inc. and helped structured the company to go public. He was formerly a Director and President of Santa Fe Gold Mines, Inc. Mr. Wagenti was a Director with Greenleaf Technology, Inc. a public corporation.



Mr. Charles A. Fitzpatrick, Esq., Director
------------------------------------------
     Mr. Fitzpatrick was admitted to the bar in 1976, Pennsylvania and United States Court of Appeals for the Third Circuit; and 1985, Maryland; Supreme Court of the United States, 1990. Graduated from St. Joseph's Preparatory School; St. Joseph's University (B.A. 1969). United States Navy, 1969-1972. Also, graduated from the University of Pennsylvania (J.D. 1976). Law Clerk to The Honorable Edmund S. Pawelec, 1976-1978. Mr. Fitzpatrick is a member of the Philadelphia and Pennsylvania Bar Associations, Defense Research Institute and American Academy of Hospital Attorneys.

Mr. Thomas F. August, M.S., RPH., Director
------------------------------------------
     Mr. August graduated Philadelphia College of Pharmacy and Science and received a Master Degree in Pharmacy and Chemistry. Mr. August was an Analytical Chemist for Merck Pharmaceutical and became Senior Analytical Chemist at Merck Institute for Therapeutic Research. Mr. August was Toxicology Lab Manager at the Hospital of the University of Pennsylvania. In 1992 he worked at Sterling Winthrop Pharmaceuticals and was team leader for the NIC Development Program. Mr August is presently employed at United Chemical Technologies, Inc. where he is manager of Laboratory Services.

Mr. Dale B. Truesdell, B.S., M.S., Director
-------------------------------------------
     Mr. Truesdell, graduated from the University of Massachusetts and received his B.S. in Geology in 1970 and his M.S. in 1974. Mr. Truesdell worked at Dames & Moore doing geologic mapping for a proposed nuclear power plant. As a field geologist for Bendix Field Engineering Corp., he investigated resources potential for uranium in small and large scale areas. At Morrison-Knudsen Engineers he did studies of rock and soil for major construction projects and provided technical geologic support for a major superfund litigation. Mr. Truesdell is also a certified Secondary school teacher for General Science and Earth Science. Mr. Truesdell is listed in many publications regarding Radioactive Placers, Uranium Potential, and Uranium Resource Evaluation in several states.

Mr. Brian G. Russell, Director
------------------------------
     Mr. Russell, graduated from the University of Witwatersrand in 1951 with degrees in geology and chemistry. He worked for nineteen years with the Council for Mineral Technology (MINTEK) in South Africa doing analytical research, established an X-Ray Fluorescence Section and directed the Development Metallurgical Process Technology. While at MINTEK he presented and published many scientific papers and supervised several masters and doctorate degrees. In 1974 he was appointed Director of the South African Minerals Bureau and represented South Africa on the International Standards Organization Committee for the standardization of Ferro alloys and received an award for meritorious service from the American Institute for Mining, Metallurgical and Petroleum Engineers. Mr. Russell of presently a consultant for USA and Canadian companies that develop precious metals.

Mr. Jonathan Exter Downs, Secretary/Treasurer
---------------------------------------------
     Mr. Downs is a graduate of Mountain Lakes High School and has received his BA from Curry College in Milton, Massachusetts, May of 1998. Mr. Downs was a deans list student. Mr. Downs has traveled extensively in Europe and Africa and is the son of Barry Downs, Senior Vice President with the investment firm, Legg Mason Wood Walker, where he is an authority on gold and gold mining shares. Jonathan is also the grandson of John Exter, an economist and central banker.


Item 11. Executive Compensation

     No compensation has teen awarded to, earned by, or paid to Officers and Directors, during the last completed fiscal year or as of the date of the filing.


Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the date of this report the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted.

(a)      Security ownership of certain beneficial owners
--------------------------------------------------------

                 Name and                           Amount and
                 Address of                         Nature of
                 Beneficial                         Beneficial         Percent
Title of Class   Owner                              Owner              of Class
-------------------------------------------------------------------------------
 Common          Haber Inc.                          510,417            6.07%
                 470 Main Rd
                 Towaco, NJ 07082

(b)      Security ownership of management
------------------------------------------
                 Name and                           Amount and
                 Address of                         Nature of
                 Beneficial                         Beneficial         Percent
Title of Class   Owner                              Owner              of Class
--------------------------------------------------------------------------------
 Common          Dr. Emanuel Ploumis(1)             1,500,000          17.8%
                 436 Market Street
                 Oxford, PA 19363

 Common          Jack Wagenti(2)                    1,500,000          17.8%
                 260 Garibaldi Ave
                 Lodi, NJ 07644


 Common          Jonathan E. Downs(3)               1,400,000          16.6%
                 27 Bush Lane
                 Denville, NJ 07834

Common          Charles A. Fitzpatrick, Esq.(4)       50,000           0.6%
                 1111 Childs Ave
                 Drexell, PA 19026

 Common          Thomas F. August(4)                   50,000           0.6%
                 308 E. Ashland Ave
                 Glenholden, PA 19036


 Common          Brian Russell(4)                      50,000           0.6%
                 52 Doris Street
                 Kensington, South Africa 2094

 Common          Dale Truesdell(4)                     25,000           0.3%
                 78 Reynolds Road
                 Shelburne, MA 01370

 Common          Includes all Officers and          4,575,000          54.3%
                 Directors of the Company
                 As a group (7 persons)

(1) Dr. Emanuel Ploumis is Chairman of the Board of Directors and CEO of the Company.

(2)  Jack Wagenti is President and Director of the Company.

(3)  Jonathan E. Downs is Secretary/Treasurer of the Company.

(4) Charles A. Fitzpatrick, Esq., Thomas F. August, Brian Russell and Dale Truesdell are Directors of the Company.

Item 13. Exhibits and Reports on Form 8-K


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

  Reports on Form 8-K
     None

                                   SIGNATURE


     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on the behalf by the undersigned, thereunto duly authorized.


                                            AMERICAN PRECIOUS METALS, INC.


Date: August 18, 2000                       By:/s/Jack Wagenti
                                            ------------------
                                            Jack Wagenti
                                            President

                         AMERICAN PRECIOUS METALS, INC.
                          (A Development Stage Company)
                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS


                                                                           Page


Report of Independent Certified Public Accountants .  . .  . . . . . . . .  F-2



Balance Sheet for the fiscal years ended May 31, 2000 and 1999 . . . . . ...F-3



Statement of Operations and Accumulated Deficit -
for the fiscal years ended May 31,2000 and 1999 . . . . . . . . . . . . . . F-4



Statement of Cash Flows -
For the fiscal years ended May 31,2000 and 1999. . . . . . . . . . . . .  . F-5



Statement of Stockholder's Deficiency -
For the period from inception (June 1, 1996) through May 31, 2000 . . . . ..F-6



Notes to Consolidated Financial Statements .  . . . . . . . . . . . . . . ..F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
American Precious Metals, Inc.
260 Garibaldi Avenue
Lodi, N.J. 07644


Gentlemen and Madames:

     We have audited the accompanying comparative balance sheets of American Precious Metals as of May 31, 2000 and 1999 and the related comparative statements of operations and accumulated deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position as of May 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and, as of May 31,2000 has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Our audits were made to form an opinion on the basic financial statements taken as a whole. The supplemental schedules to the financial statements are presented to comply with rules and regulations under the Securities and Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplementary schedule of changes in stockholder's deficiency, the supplementary schedule of operations and accumulated deficit, and the supplementary schedule of cash flows are presented for purposes of additional analysis and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/GERALD BRIGNOLA, CPA.,PA
   August 17, 2000
   Hackensack, NJ

                          AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                              May 31, 2000 and 1999

                                                   ** 2000 **        ** 1999 **
                                     ASSETS
CURRENT ASSETS
  Cash in bank                                     $       63        $    5,604
 Prepaid expenses                                         100
                                                   -----------       -----------
    Total Current Assets                                  163             5,604

PROPERTY & EQUIP
  Equipment                                            11,567            11,567
    Less Depreciation                              (    1,913)        (     378)
                                                   -----------        ----------
                                                        9,654            11,189
OTHER ASSETS

  Security deposit                                          0               675
                                                   -----------        ----------
                                                            0               675
                                                   -----------        ----------
    TOTAL ASSETS                                   $    9,817        $   17,468
                                                   ===========        ==========



                                 LIABILITIES AND
                            STOCKHOLDERS S DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                     10,077            12,291
  Fed & state tax payable                                 200
  Loan payable                                         37,876            23,976
  Deposit payable                                      10,000
                                                   ----------         ----------
    TOTAL CURRENT LIAB.                                58,153            36,267

STOCKHOLDER'S EQUITY
  Common stock (50,000,000 shares authorized
  6,922,159 and 6,922,159 issued, par                   6,928             6,923
    value .001, respectfully
  1,498,385 and 1,493,385 issued, par
    value .00001, respectfully)                            14                14
                                                   ----------        -----------
                                                        6,942             6,937
  Paid in capital                                     336,745           336,750

  Accumulated (deficit)                            (  392,023)        ( 362,486)
                                                   ----------        -----------

    TOTAL STOCKHOLDER' S (DEFICIENCY)              (   48,336)        (  18,799)
                                                   ----------        -----------

    TOTAL LIABILITIES &
           STOCKHOLDER' S DEFICIENCY               $    9,817        $   17,468
                                                   ==========        ===========

See accountants' report and notes to financial statements

                          AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                 STATEMENTS OF OPERATIONS & ACCUMULATED DEFICIT
                        Year ended May 31, 2000 and 1999

                                                  ** 2000 **          ** 1999 **

OPERATING EXPENSES
  Entertainment                                 $     2,826          $    3,589
  Travel                                              1,756              14,586
  Supplies                                              181                 261
  Laboratory costs                                      223               8,709
  Small equipment/tools                                                     206
  Professional fees                                  11,802               8,430
  Automobile expense                                  1,290               2,754
  Interest & bank charges                               183                 222
  Consulting fees                                                           279
  Depreciation                                        1,535                 378
  Dues & subscriptions
  Insurance                                             225                  23
  License & fees
  Legal                                                                   3,184
  Maintenance                                           181                 776
  Office expense                                      2,809               4,481
  Rent and lease expense                             3, 175              37,145
  Property tax                                                              347
  Corp tax/annual rept                                  400                 360
  State corporate tax                                                       715
  Telephone                                           2,951               4,563
                                                -----------          -----------
TOTAL OPERATING EXPENSES                             29,537              91,008
                                                -----------          -----------

                                                -----------          -----------
NET INCOME/-LOSS                                     29,537         (    91,008)
Accumulated (deficit)-beginning                (    362,486)        (   271,478)
                                                -----------          -----------
Accumulated (deficit)-ending                   ($   392,023)        ($  362,486)
                                                ===========          ===========
Earnings per share                                 ($0.0466)           ($0.0430)
                                                ===========          ===========



See accountants' report and notes to financial statements

                          AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                        Year ended May 31, 2000 and 1999
                                                   ** 2000 **         ** 1999 **
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income / (Loss)                             ($ 302,963)        ($  91,008)


Adjustments to reconcile net income to net cash provided by operating activities

Increase / (decrease) in cash:
  Depreciation                                         1,535                378
  Prepaid                                         (      100)
  Deposits                                               675
  Investments                                     (  332,500)
  Accounts payable                                     2,214              3,468
  Fed & St taxes payable                                 200
  Deposits payable                                    10,000
                                                  -----------        -----------

Net cash provided by operating activities         (   19,441)        (   87,162)



CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Stock                                            0             69,000
  Sale / (purch):  fixed assets                            0         (   11,567)
                                                  -----------        -----------
Net cash used by investing activities                      0             57,433



CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in loans payable                           13,900             23,976
                                                  -----------        -----------
Net cash provided by financing activities             13,900             23,976
                                                  -----------        -----------
Net increase in cash and cash equivalent          (    5,541)        (    5,753)



 Cash - beginning of year                              5,604             11,357
                                                  ------------       -----------
 Cash - end of year                                $      63         $    5,604
                                                  ============       ===========


See accountants' report and notes to financial statements

                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
          SUPPLEMENTARY SCHEDULE OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 Cumulative from Inception through May 31, 2000



                                                                                        Deficit
                                                                                        Accumulated       Total
                                                                       Additional       During            Stock-
                                        Common  Stock                  Paid In          Development       holders
                                    Shares           Amount            Surplus          Stage             Deficiency
                                    --------------------------------------------------------------------------------
LUCKY SEVEN GOLD MINES, INC
---------------------------

Issuance of Common
Stock for Services
Directors & Officers                5,775,000        $5,775            $                $                 $   5,775
5/31/96

Issuance of Common
Stock for Services
& Consulting                          770,000           770                                                     770
5/31/96

Shares Issued for
Previous Payments of
Blackhawk Lease
5/31/96                               320,000           320                                                     320

Sale of Common Stock
for Cash in Private
Offering 6/1/96 thru
5/31/97                               118,100           118              117,982                            118,100

Shares Issued In
Exchange of Amerigold
& Sante Fe Common
Stock 10/7/96 thru
5/31/97                             1,323,344         1,332                                                   1,332

Common Stock
Rescinded 11/21/97                 (1,720,000)       (1,720)                                                 (1,720)

Issuance of
Common Stock for
Cash in Private
Offering 5/1/97
thru 3/15/98                          148,500           149              148,351                            148,500

Issuance of Common
Stock for Services
& Consulting 9/5/97                   112,300           112                1,416                              1,528
--------------------------------------------------------------------------------------------------------------------
Sub Total:                          6,847,244         6,856              267,749                            274,605

See accountants' report and notes to financial statements

                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
          SUPPLEMENTARY SCHEDULE OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 Cumulative from Inception through May 31, 2000


                                                                                        Deficit
                                                                                        Accumulated       Total
                                                                       Additional       During            Stock-
                                        Common  Stock                  Paid In          Development       holders
                                    Shares           Amount            Surplus          Stage             Deficiency
                                    --------------------------------------------------------------------------------
Sub Total Forward:                  6,847,244         6,856              267,749                            274,605

Shares Issued in
Exchange of Amerigold
& Sante Fe Common Stock
6/1/97 thru 3/15/98                    74,915            74                                                      74
--------------------------------------------------------------------------------------------------------------------
Sub Total:                          6,922,159         6,930              267,749                            274,679
 (See Note 6)
--------------------------------------------------------------------------------------------------------------------
AMERICAN PRECIOUS METALS, INC.  (Surviving Company)
--------------------------------------------------------------------------------------------------------------------
Outstanding Shares                  1,400,000            14                                                      14
of APM 1/14/98
issued 5/20/98

Net Loss for the
Year Ended 5/31/97                                                                        (107,508)        (107,508)

Net Loss for the
Year Ended 5/31/98                                                                        (163,970)        (163,970)

Rounding Dollars                                         (7)                                                     (7)
--------------------------------------------------------------------------------------------------------------------
Ending Balance
5/31/98                             8,322,159         6,937              267,749          (271,478)           3,208
--------------------------------------------------------------------------------------------------------------------

Issuance of Common
Stock for Cash in
Private Offering
6/1/98 thru 5/31/99                    69,000                             69,000                             69,000

Shares Issued in
Exchange of Amerigold
& Sante Fe Common Stock
6/1/98 thru 5/31/99                    24,385
--------------------------------------------------------------------------------------------------------------------
Sub Total                           8,415,544         6,937              336,749          (271,478)          72,208


See accountants' report and notes to financial statements

                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
          SUPPLEMENTARY SCHEDULE OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                 Cumulative from Inception through May 31, 2000


                                                                                        Deficit
                                                                                        Accumulated       Total
                                                                       Additional       During            Stock-
                                        Common  Stock                  Paid In          Development       holders
                                    Shares           Amount            Surplus          Stage             Deficiency
                                    --------------------------------------------------------------------------------
Sub Total Forward:                  8,415,544         6,937              336,749          (271,478)          72,208

Rounding                                                                                                         (1)

Net Income for the
Year Ended 5/31/99                                                       (91,008)                           (91,008)
--------------------------------------------------------------------------------------------------------------------
Balance 5/31/99                     8,415,544         6,937              336,749          (362,486)         (18,799)
                                    ================================================================================

See accountants' report and notes to financial statements

                         AMERICAN PRECIOUS METALS, INC.
                          (A Development Stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2000

Note 1.  Summary of  Significant Accounting Policies Reporting Entity.

          Lucky Seven Gold Mines, Inc. was incorporated in the Commonwealth of Pennsylvania on July 16, 1984. On March 16, 1998, Lucky Seven Gold Mines, Inc. merged with American Precious Metals, a Delaware Corporation, incorporated on January 13, 1998. The Surviving corporation will be American Precious Metals, Inc. and maintains a classification as a development stage company. Lucky Seven Gold Mines, Inc. shareholders received an equivalent amount of shares from American Precious Metals, Inc.

          Activities to date have been limited to the sale of its common stock securities. The company has, over a number of years, been developing a process of technology relating to the testing of precious metals mineralization. As more fully explained in Note 4, management of the company has identified and intends to pursue new business opportunities with other mining companies.

          Method of accounting: The financial statements have been prepared in accordance with the accrual basis method of accounting. Under this method of accounting, income and expenses are identified with specific periods of time and are recorded as earned or incurred without regard to date of receipt or disbursement of cash.

          Costs of securities registration - All costs incurred by the company in connection with the pubic offering of the Company's common stock securities were charged to expense.

          Research  and  Development  Costs:  The Company  charges  research and
          development   costs,  which  are  not  incurred  in  conjunction  with
          contractual obligations, to expense as incurred.

          Earnings Per Share: Computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock equivalents have not been included in the earnings-per share computation because of their anti-dilutive effect.

          Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.


Note 2. Issuance of Common Stock. The Company issued its common stock according to a public offering made in accordance with and pursuant to the provisions of Regulation D, Rule 504 as promulgated under the Securities Act of 1933, as amended. The Company sold 100,100 founders shares of common stock and 23,550 were units, at a price of $10.00 a unit. Each unit consisted of Ten (10) shares of common stock, par value $.001 per share and three redeemable common stock purchase warrants. The redeemable common stock purchase warrants are designated as Class "A", Class "B", and Class "C". Each class of redeemable common stock purchase warrants will be exercisable for a period of six months commencing twelve (12) , eighteen(18) and twenty four (24) months respectively, from the date of the closing at an exercise price of $1.50, $2.00 and $2.50. All or any portion of the Class "A", "B", or "C" redeemable warrants can be called for at a redemption price of one mil ($.00l) per redeemable warrant by the Company on a minimum of thirty days written notice of call mailed to the registered holders of the Class "A", "B", and "C" redeemable warrants, provided the closing bid of the common stock exceeds $1.50 $2.06 and $2.50 per share for ten (10) consecutive trading days prior to the notice of the redemption. Any holder who does not exercise his redeemable Warrant prior to the. date set for call, will receive the call price and will forfeit his rights to purchase the common stock underlying the redeemable warrants so called. The Company must have a current and effective notification and/or offering memorandum or registration statement and prospectus on tile with the Securities and Exchange Commission in order for a redeemable common stock purchased warrant holder to be able to exercise his redeemable warrant.

Note 3. Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred long term tax asset of $124,053 attributable to the future utilization of $392,023 of net operating loss carry forwards as of May 31, 2000, will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements as May 31, 2000. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating. loss carry forwards will expire as follows:

                           Year                                Amount
                           ----                               --------
                           2011                               $ 33,703
                           2012                                 58,532
                           2013                                 27,383
                           2014                                  4,435
                                                              --------
                                                              $124,053
                                                              ========


Note 4. Basis of Presentation - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, the Company has experienced substantial operating losses. The continuation of the Company as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligations and sustain its operations.

          Management of the Company has identified and intends to pursue new business opportunities, which it believes will be profitable and plans to infuse new equity capital into the Company. There are no assurances, however, that management of the Company will be successful with either the new business opportunities or raising new equity capital.

Note 5.   Leases

          On June 1,1999, The Company was declared in default of a lease it had previously accepted on assignment of a related party lease on June 26, 1996 From Amerigold, Inc. and Santa Fe Gold Mines, Inc. The Company has no further obligations under this lease.

          The prior monthly rental was $2,500 per month or $30,000 annually.

Note 6.  Mergers and Acquisitions

          On June 27, 1996, the shareholders of Santa Fe Gold Mines, Inc. and Amerigold, Inc. agreed to the following exchange of shares.

          I.  Santa Fe Fold Mines, Inc.

          (a) The principals of Santa Fe Gold Mines, Inc. agreed to accept one share of Lucky Seven Gold Mines, Inc. stock in exchange for three shares of Santa Fe Gold Mines, Inc.

          (b) The remaining shareholders agreed to accept one share of common stock in exchange for one share of Lucky Seven Gold Mines Inc.

          II. Amerigold, Inc.

          (a) The shareholders agreed to accept one share of Lucky Seven Gold Mines, Inc. in exchange for three shares of Amerigold, Inc.

          III American Precious Metals, Inc.

              On March 16, 1998, 6,922,159 shares of Lucky Gold Mines were exchanged for 6,922,159 shares of American Precious Metals.

              The total number of outstanding shares of the surviving company (American Precious Metals, Inc.) were unchanged by this stock swap. The only outstanding shares of American Precious Metals, Inc. before the merger were 1,400,000 shares. Total outstanding shares after the merger were 8,322,159 shares. The surviving company is American Precious Metals Inc.

          Due to the fact that there is no market value for either Santa Fe Gold Mines, Inc. or Amerigold, Inc., the financial statements do not reflect any value for these securities.

Note 7.  OTHER MATTERS

          During the fiscal year ended May 31,2000, the Company earned a finders fee per an agreement dated June 25, 1999 with Birch Mountain Resources, Ltd. On May 16, 2000, the Company received 350,000 shares of restricted common stock (four months), in connection with the agreement. On June 15, 2000, the Canadian Exchange suspended from trading the stock of Birch Mountain Resources, Ltd., effective at the close of trading June 28, 2000, pursuant to Rule C.1.07. The Exchange is requiring an independent review and verification of Birch Mountain's proprietary precious metal extraction technology and the reported occurrence of precious metals on its Athabasca Prairie Gold property. The Exchange is also continuing its own review of Birch Mountain's disclosure. The trading price of Birch Mountain Resources Ltd. on May 16, 2000 was $.95, however, due to the actions of the Canadian Exchange, which was announced within 15 days after the year-end of American Precious Metals, Inc. the financial statements at May 31, 2000, do not reflect any income or related asset.