Form 10KSB/A
period 2000-05-31
AMERICAN PRECIOUS METALS INC
filed 2000-09-06
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A

                                  Amendment #1

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

                         AMERICAN PRECIOUS METALS, INC.
                                  FORM 10-KSB/A
                     For the fiscal year ended May 31, 2000



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

     The closing sale price of the Common Stock reported on the OTC Bulletin Board on September 1, 2000 was $0.165.

Holders

     As of May 31, 2000, there were approximately 227 holders of record of the Company's Common Stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

Dividends

     The Company has paid no cash dividends on its Common Stock and management does not anticipate that such dividends will be paid in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan Of Operation

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


                                            AMERICAN PRECIOUS METALS, INC.


Date: September 6, 2000                     By:/s/Jack Wagenti
                                            ------------------
                                                  Jack Wagenti
                                                  President

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
                                                   ===========        ==========



                                 LIABILITIES AND
                            STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                     10,077            12,291
  Fed & state tax payable                                 200
  Loan payable                                         37,876            23,976
  Deposit payable                                      10,000
                                                   ----------         ----------
    TOTAL CURRENT LIAB.                                58,153            36,267

STOCKHOLDER'S EQUITY
  Common stock (50,000,000 shares authorized
  6,922,159 and 6,922,159 issued, par                   6,928             6,923
    value .001, respectfully
  1,498,385 and 1,493,385 issued, par
    value .00001, respectfully)                            14                14
                                                   ----------        -----------
                                                        6,942             6,937
  Paid in capital                                     336,745           336,750

  Accumulated (deficit)                            (  392,023)        ( 362,486)
                                                   ----------        -----------

    TOTAL STOCKHOLDERS' (DEFICIENCY)               (   48,336)        (  18,799)
                                                   ----------        -----------

    TOTAL LIABILITIES &
           STOCKHOLDERs' DEFICIENCY                $    9,817        $   17,468
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
                                                ===========          ===========



See accountants' report and notes to financial statements

                          AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                        Year ended May 31, 2000 and 1999
                                                   ** 2000 **         ** 1999 **
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income / (Loss)                             ($  29,537)        ($  91,008)


Adjustments to reconcile net income to net cash provided by operating activities

Increase / (decrease) in cash:
  Depreciation                                         1,535                378
  Prepaid                                         (      100)
  Deposits                                               675
  Investments
  Accounts payable                                (    2,214)             3,468
  Fed & St taxes payable                                 200
  Deposits payable                                    10,000
                                                  -----------        -----------

Net cash provided by operating activities         (   19,441)        (   87,162)



CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Stock                                            0             69,000
  Sale / (purch):  fixed assets                            0         (   11,567)
                                                  -----------        -----------
Net cash used by investing activities                      0             57,433



CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in loans payable                           13,900             23,976
                                                  -----------        -----------
Net cash provided by financing activities             13,900             23,976
                                                  -----------        -----------
Net increase in cash and cash equivalent          (    5,541)        (    5,753)



 Cash - beginning of year                              5,604             11,357
                                                  ------------       -----------
 Cash - end of year                                $      63         $    5,604
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