Form 10QSB
period 2000-08-31
AMERICAN PRECIOUS METALS INC
filed 2000-10-16
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended August 31, 2000

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

                                Form 10-Q SB Index
                                 August 31,2000

                                     PART I


                                                                          Page
                                                                          Number
Item 1.   Financial Statements (Unaudited):

          Balance Sheet at August 31, 2000 ---------------------------------  3

          Statements of Operations and Accumulated Deficit for the quarter ended August 31, 2000 and the year ended May 31, 2000 ------------ 4

          Statements of Cash Flows for the quarter
          ended August 31, 2000 and the year ended May 31, 2000 ------------  5

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


Signatures------------------------------------------------------------------ 10

                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS




                                                    August 31,2000                     May 31, 2000
                                                   ----------------                    ------------
Cash                                               $       10,818                      $      63
Prepaid expenses                                              150                            100
                                                   ----------------                    ------------
   Total Current Assets                                    10,968                            163
                                                   ----------------                    ------------
PROPERTY & EQUIPMENT
  Equipment                                                11,567                         11,567
    Less Depreciation                                      (2,492)                        (1,913)
                                                   ----------------                    ------------
                                                            9,075                          9,654
                                                   ----------------                    ------------

     TOTAL ASSETS                                  $       20,043                      $   9,817
                                                   ================                    ============


LIABILITIES AND
STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                 $        8,500                     $   10,077
  Deposit payable                                          26,250                         10,000
  Loan payable                                             38,164                         37,876
  Fed & State tax payable                                       0                            200
                                                   ----------------                    ------------
    TOTAL CURRENT LIABABILITIES                            72,914                         58,153
                                                   ----------------                    ------------

STOCKHOLDERS' DEFICIENCY
  Common stock (50,000,000 shares authorized
  6,927,159 and 6,927,159 issued, par                       6,928                          6,928
    value .001, respectfully
  1,493,385 and 1,493,385 issued, par
    value .00001, respectfully)                                14                             14
                                                   ----------------                    ------------
                                                            6,942                          6,942

  Paid in capital                                         336,745                        336,745
  Accumulated (deficit)                                  (396,558)                      (392,023)
                                                   ----------------                    ------------
    TOTAL STOCKHOLDERS' (DEFICIENCY)                     (59,813)                        (48,336)
                                                   ----------------                    ------------
    TOTAL LIABILITIES &
           STOCKHOLDERS' DEFICIENCY                $      20,043                       $   9,817
                                                   ================                    ============


See notes to financial statements

                        AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)


                                            Cumulative          Three Months
                                              From                   Ended
                                            Inception           August 31,2000
                                            -----------         ----------------

REVENUE                                     $        0           $            0

EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES            396,558                    4,535
                                            -----------          ---------------
NET LOSS                                      (396,558)                 ( 4,535)
                                            -----------          ---------------

ACCUMULATED DEFICIT - BEGINNING             $        0           $     (392,023)
                                            -----------          ---------------

ACCUMULATED DEFICIT - ENDING                $ (396,558)          $     (396,558)
                                            ===========          ===============



LOSS PER SHARE                                ($0.0471)                ($0.0005)
                                            ===========          ===============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                8,420,544                8,420,544
                                            -----------          ---------------

See notes to financial statements

                         AMERICAN PRECIOUS METALS, INC.
                         (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                Cumulative      Three Months
                                                                  From             Ended
                                                                Inception       August 31,2000
                                                                ----------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income/(Loss)                                             $(396,558)      $      ( 4,535)

Adjustments to reconcile net income to net cash provided by operating activities

Increase/(decrease) in cash:
  Depreciation                                                      2,492                   579
  Deposits payable                                                 26,250                16,250
  Accounts payable                                                  8,500              (  1,577)
  Prepaids                                                           (150)             (     50)
  Federal and State Taxes Payable                                       0              (    200)
                                                                 ----------      ----------------
Net cash provided by operating activities                        (359,466)             ( 10,467)


CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Stock                                                   343,687                     0
  Sale /(purch):fixed assets                                      (11,567)
                                                                ----------      ----------------
Net cash used by investing activities                             332,120                     0


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in loans payable                                        38,164                   288
                                                                ----------      ----------------
Net cash provided by financing activities                          38,164                10,755
                                                                ----------      ----------------
Net increase/(decrease) in cash and cash equivalent                10,818                10,755


 Cash - beginning of year                                               0                    63
                                                                ----------      ----------------
 Cash - end of year                                             $  10,818        $       10,818
                                                                ==========      ================



See notes to financial statements

                        AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 2000
                                   (UNAUDITED)



NOTE 1.   REGARDING FINANCIAL STATEMENTS:
-----------------------------------------
     The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements and 10K report for the fiscal year ended May 31, 2000.



NOTE 2.   DUE FROM/TO RELATED PARTIES:
--------------------------------------
     Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

                                        August 31, 2000
                                        ---------------
Due to (from) Related Parties:
Corporate Officers and Directors        $38,164
                                        ---------------
                                        $38,164
                                        ---------------



NOTE 3.   CAPITAL STOCK:
------------------------
     During the three months ended August 31, 2000 the Company issued no shares.



NOTE 4.   OTHER MATTER
----------------------
     The financial statements show a loss of ($4,535) for the three months ended August 31, 2000 with accumulated (deficits) of ($396,558) as of that date.

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

     In the  next  twelve  months,  the  Company  plans  to  seek  out  business opportunity candidates. To date, the Company has introduced Birch Mountain Resources to several analytical labs and processes and a Finders Fee Agreement has been signed. The Board of Directors of Birch Mountain Resources have approved an agreement dated the 25th day of June, 1999 with American Precious Metals, Inc. American Precious Metals, Inc. will receive 500,000 shares of Birch Mountain Resources common stock as a finder's fee. 70% of the fee (350,000 common shares) has been issued to American Precious Metals, Inc. in consideration of introductions to third parties who have materially advanced the research and development of any assay procedure. 30% of the fee (150,000 common shares) shall be issued to American Precious Metals, Inc. upon a proprietary assay procedure on Birch Mountain Athabasca Project. The total value will be approximately $490,000 Canadian (350,000 shares). The Company has received 350,000 shares from Birch Mountain on May 19, 2000. The Company plans to introduce other mining companies and the Company believes that this plan of operations can be conducted through the efforts of a current officer and consultant and will not require any additional funds. The Company anticipates that the business opportunities will be available through the contacts of Jack Wagenti, the Company's President and consultant. The Company anticipates that the investigation of specific mining opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Jack Wagenti or under his direction. The Company plans to investigate, to the extent believed reasonable by us, such potential mining opportunities. Due to our limited experience and resources in business analysis, the Company may not discover or adequately evaluate adverse facts about a potential mining opportunity.

     Inasmuch as the Company will have no funds available to us in our search for mining opportunities, the Company will not be able to expend significant funds on a complete and exhaustive investigation of potential mining opportunities. The Company anticipates that it will incur nominal expenses in the implementation of our business plan described herein. Because the Company has no capital with which to pay these expenses, our present management, which consists of Jack Wagenti, President, and Dr. Emanuel Ploumis Chairman of the Board, CEO, the Company's CEO and President intend to pay all expenses with personal funds as loans to the Company if no equity financing is available.

     The Company's management has no future obligation to provide the Company with future loans or contributions. The failure of our management to provide loans or contributions in the future could prevent the Company's plan to seek out business opportunities.

REVENUES

     Three Months ended August 31, 2000, the Registrant's revenues were $ -0-.

RENT AND ADMINISTRATION

     As of February 1, 1999, the Company does not own or lease any real or personal property. The Company currently operates without charge out of space donated by the Company's President, Jack Wagenti, at 260 Garibaldi Avenue, Lodi, NJ 07644, his home. No rent is charged to the Company and no formal lease exists.


GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three months ended August 31, 2000, amounted to $4,535. Expenses for the year ended May 31, 2000 totaled $29,537. Cumulative expenses since inception totaled $396,558.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash position was $ 10,818 as of August 31, 2000, as compared with a $ 63 balance as of year end May 31, 2000.

     The net cash provided during the three months ended August 31, 2000, consisted of the year end balance of May 31, 2000, $63, loans from the President Jack Wagenti of $288 and $16250 equity financing. These proceeds funded operating activities during the three months.

     During the next twelve months, American Precious Metals, Inc. plans to satisfy its cash requirements through additional debt and/or equity financing. There can be no assurance that the Company will be successful in raising the additional financing or thru the sale of Birch Mountain Shares and there can be know guarantee that trading of Birch Mountain shares may be halted again.

     As of the date of the filing of this report, there were no commitments for material capital expenditures.

                                 PART II
Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

     The Board of Directors of Birch Mountain Resources have approved an agreement dated the 25th day of June, 1999 with American Precious Metals, Inc. American Precious Metals, Inc. will receive 500,000 shares of Birch Mountain Resources common stock as a finder's fee. 70% of the fee (350,000 common shares) have been issued to American Precious Metals, Inc. in consideration of introductions to third parties who have materially advanced the research and development of any assay procedure. 30% of the fee (150,000 common shares) shall be issued to American Precious Metals, Inc. upon a proprietary assay procedure on Birch Mountain Athabasca Project. The total value of the 350,000shares issued approximately $490,000 Canadian.

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



Dated: October 16, 2000


AMERICAN PRECIOUS METALS, INC.


By:/s/ Jack Wagenti
--------------------
       Jack Wagenti
       President