Form 10QSB
period 2000-11-30
AMERICAN PRECIOUS METALS INC
filed 2001-01-17
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended November 30,2000

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

Securities registered under Section 12 (b) of the Act:

         Title of each class              Name of exchange on which
          to  be  registered             each  class is to be registered

            None                              None


Securities registered under Section 12(g) of the Act:

Common Stock
(Title of Class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes: [X]    No: [ ]
(2) Yes: [X]    No: [ ]



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

              9,020,544 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):
Yes:      No:  X

                          AMERICAN PRECIOUS METALS, INC.
                          (A Development Stage Company)

                                Form 10-QSB Index
                                November 30, 2000


                          PART I -FINANCIAL INFORMATION

                                                                                      Page
                                                                                      Number
Item 1.   Financial Statements (Unaudited):

          Balance Sheet at November 30, 2000----------------------------------------      3

          Statements of Operations and Accumulated Deficit for the six months
          ended November 30, 2000 and the six months ended November 30, 1999--------      4

            Statements of Operations and Accumulated Deficit for the three months
          ended November 30, 2000 and the three months ended November 30, 1999------      5

          Statements of Cash Flows for the six months
          ended November 30, 2000 and Cumulative from Inception --------------------      6

          Notes to Financial Statements --------------------------------------------      7

Item 2.   Management's Discussion and Analysis or Plan of Operations ---------------      8

                                     PART II

Item 1.   Legal Proceedings --------------------------------------------------------      9


Item 2.   Changes in Securities ----------------------------------------------------      9


Item 3.   Defaults Upon Senior Securities ------------------------------------------      9


Item 4.   Submission of Matters to a Vote of Security Holders ----------------------      9


Item 5.   Other Information---------------------------------------------------------      9


Item 6.   Exhibits and Reports on Form 8-K------------------------------------------      9


Signatures--------------------------------------------------------------------------     11


Item 1. Financial Statements


                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS


                                                   November 30,2000                   May 31, 2000
                                                   ----------------                   ------------
CURRENT ASSETS
 Cash                                              $        6,577                    $        63
 Prepaid Expenses                                             150                            100
 Notes Receivable                                          10,000                              0
                                                   -----------------                 -------------
  Total Current Assets                                     16,727                            163
                                                   -----------------                 -------------

PROPERTY & EQUIPMENT
 Machinery & Equipment                                    11,567                         11,567
 Less Depreciation                                        (3,070)                        (1,913)
                                                   ---------------                   -------------
  Total Property & Equipment                               8,497                          9,654
                                                   ----------------                  -------------
OTHER ASSETS
 Investment - Long Term                                  227,924                              0
                                                   ----------------                  -------------
 Total Other Assets                                      227,924                              0
                                                   ----------------                  -------------
TOTAL ASSETS                                       $     253,148                     $    9,817
                                                   ================                  =============



LIABILITIES AND
STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                 $       2,500                     $   10,077
  Loan payable                                            37,164                         37,876
  Deposit Payable                                         10,000                         10,000
  Federal & State tax payable                                  0                            200
                                                   ---------------                   -------------
  TOTAL Current Liabilities                               49,664                         58,153
                                                   ---------------                   -------------

STOCKHOLDERS' DEFICIENCY
  Common stock (50,000,000 shares authorized
  6,927,159 and 6,927,159 issued, par                      6,928                          6,928
    value .001, respectfully
  2,093,385 and 1,493,385 issued, par
    value .00001, respectfully)                               20                             14
                                                   ---------------                    ------------
                                                           6,948                          6,942

  Paid in capital                                        374,239                        336,745
  Unrealized gain/(loss) on investments                  227,924                              0
  Accumulated (deficit)                                 (405,627)                      (392,023)
                                                   ---------------                    ------------
       TOTAL STOCKHOLDERS' (DEFICIENCY)                  203,484                        (48,336)
                                                   ---------------                    ------------
       TOTAL LIABILITIES &
           STOCKHOLDERS' DEFICIENCY                $     253,148                      $   9,817
                                                   ===============                    ============


See notes to financial statements

                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                            Cumulative     Three Months         Three Months
                                              From            Ended               Ended
                                            Inception      November 30,2000     November 30,1999
                                            -----------    ----------------     ----------------
REVENUE                                     $        0     $            0       $            0

EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES            405,627              9,069                3,948
                                            -----------    ----------------     ----------------
NET LOSS                                      (405,627)            (9,069)              (3,948)
                                            -----------    ----------------     ----------------

ACCUMULATED DEFICIT - BEGINNING             $        0     $     (396,558)      $     (372,629)
                                            -----------    ----------------     ----------------

ACCUMULATED DEFICIT - ENDING                $ (405,627)    $     (405,627)      $     (376,577)
                                            ===========    ================     ================



LOSS PER SHARE                                ($0.0450)          ($0.0010)            ($0.0005)
                                            ===========    ================     ================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                9,020,544          8,820,544            8,420,544
                                            -----------    ----------------     ----------------



See notes to financial statements

                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                            Cumulative     Six Months           Six Months
                                              From           Ended                Ended
                                            Inception      November 30,2000     November 30, 1999
                                            -----------    ----------------     -----------------
REVENUE                                     $        0     $            0       $            0

EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES            405,627             13,604               14,090
                                            -----------    ----------------     -----------------
NET LOSS                                      (405,627)           (13,604)             (14,090)
                                            -----------    ----------------     -----------------

ACCUMULATED DEFICIT - BEGINNING             $        0     $     (392,023)      $     (362,487)
                                            -----------    ----------------     -----------------

ACCUMULATED DEFICIT - ENDING                $ (405,627)    $     (405,627)      $     (376,577)
                                            ===========    ================     =================



LOSS PER SHARE                                ($0.0450)          ($0.0016)            ($0.0017)
                                            ===========    ================     =================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                9,020,544          8,620,544            8,420,544
                                            -----------    ----------------     -----------------



See notes to financial statements

                         AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                Cumulative      Six Months
                                                                  From             Ended
                                                                Inception       November 30,2000
                                                                ----------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income/(Loss)                                             $(405,627)      $      (13,604)

Adjustments to reconcile net income to net cash provided by operating activities

Increase/(decrease) in cash:
 Depreciation                                                       3,070                1,157
 Notes Receivable                                                 (10,000)             (10,000)
 Deposits Payable                                                  10,000                    0
 Accounts Payable                                                   2,500              ( 7,577)
 Prepaid Expenses                                                    (150)             (    50)
 Federal and State Taxes Payable                                        0              (   200)
                                                                ----------      ----------------
Net cash provided by operating activities                        (400,207)             (30,274)


CASH FLOWS FROM INVESTING ACTIVITIES
  Sale of Stock                                                   381,187               37,500
  Sale /(purch):fixed assets                                      (11,567)                   0
                                                                ----------      ----------------
Net cash used by investing activities                             369,620               37,500


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase in loans payable                                        37,164                 (712)
                                                                ----------      ----------------
Net cash provided by financing activities                          37,164               36,788
                                                                ----------      ----------------
Net increase/(decrease) in cash and cash equivalent                 6,577                6,514


 Cash - beginning of year                                               0                   63
                                                                ----------      ----------------
 Cash - end of year                                             $   6,577       $        6,577
                                                                ==========      ================


See notes to financial statements

                        AMERICAN PRECIOUS METALS, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 November 30,2000
                                   (UNAUDITED)



NOTE 1.   REGARDING FINANCIAL STATEMENTS:
-----------------------------------------
     The financial information herein submitted is unaudited. However, in the opinion of management, such information reflects all adjustments (consisting only of normal occurring accruals) necessary for a fair statement of the results of operations for the periods being presented. Additionally, it should be noted that the accompanying condensed financial statements do not purport to be a complete disclosure in conformity with generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's financial statements and Form 10-KSB for the fiscal year ended May 31, 2000.

NOTE 2.   DUE FROM/TO RELATED PARTIES:
--------------------------------------
     Receivables and Payables have been generated by transactions with related parties, which are detailed as follows:

                                        November 30,2000
                                        ----------------
Due to (from) Related Parties:
Corporate Officers and Directors              $37,164
                                        ----------------
                                              $37,164
                                        ----------------


NOTE 3.   CAPITAL STOCK:
------------------------
     During the three months ended November 30,2000 the Company issued 600,000 units at $0.0625. A unit consist one share of common stock and one half of a common stock purchase warrant.

     The terms of the Stock Warrants are generally described as follows:

     (i) each full Stock Warrant shall enable the holder to purchase one share of common stock of the Company for the exercise price per share during the exercise period, provided that no fractional share exercise is permissible.

    (ii) the exercise price for each full share of common stock is $1.00.

   (iii) the exercise period will commence on date issued and will terminate one (1) year from such date.

     The shares were issued to accredited investors in the quarter ending 11/30/00 and gave the Company $37,500 in working capital.

NOTE 4.   INVESTMENTS

     At November 30, 2000 the Company wrote up to fair market value, certain equity security investments. The write up amounted to $227,924 and was due to an increase in the fair market value of the equity security. The equity security was valued a $0 when received due to the suspension from trading. The write up was credited to retained earnings in accordance with SFAS 115 - "Accounting for Certain Investments in Debt and Equity Securities", in the accompanying balance sheet Securities consisted of the following:

Non-Current Asset                   Cost                      Fair Market Value
-------------------------------------------------------------------------------

Common Stock                         $0                          $227,924


NOTE 5. OTHER MATTERS

     The financial statements show a loss of $13,604 for the six months ended November 30, 2000 with accumulated (deficits) of $405,627 as of that date.

Item 2.
Management's Discussion and Analysis or Plan of Operations

     The Company is considered to be in the development stage as defined in the Statement of Financial Accounting Standards ("FASB") No.7. Management believes it will be able to satisfy its cash requirements through debt financing and sales of equity through private placements during the next twelve months. However, there can be no assurance that the Company will be able to raise the financing required. To date, the Company's operations have been limited to providing certain consulting services to mining companies. These services include, the review and introduction of assay processes, and the introduction of technical personnel and sources of investment capital. In June 1999, the Company entered into a finder's fee agreement with Birch Mountain Resources Ltd., a company publicly traded on the Canadian Venture Exchange. The Company introduced technical consultants to Birch Mountain that advanced certain mining assay procedures employed by Birch Mountain. Pursuant to the finder's fee agreement, the Company is entitled to receive 500,000 shares of common stock of Birch
Mountain, of which the Company has received 350,000 shares. The remaining 150,000 shares will be issued to Company upon Birch Mountain developing a proprietary assay procedure that meets certain pre-determined standards. No assurances can be given that the remaining 150,000 shares of common stock of Birch Mountain will be issued to the Company. The Company intends to provide similar services to other mining companies in the future, although it has no present arrangement with any other mining company.

     During the second fiscal quarter of 2000, the Company made inquiry into a business opportunity unrelated to the mining industry. In this regard, on November 2, 2000, the Company entered into an Intent to Share Exchange with TLM Industries, Inc. (see "Part II OTHER INFORMATION Item 5 Other Information" herein below).

REVENUES

     Revenues for the three and six months ended November 30, 2000 and three and six month periods ended November 30, 1999 were $0.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for three month and six month period ended November 30,2000, amounted to $9,069 and $13,604, respectively, compared with $3,948 and $14,090 for the comparable period in 1999. Expenses for the year ended May 31, 2000 totaled $29,537. Cumulative expenses since inception totaled $405,627.

LIQUIDITY AND CAPITAL RESOURCES

      As of November 30, 2000, the Company's cash position was $6,577.

     Since its inception, the Company's operations have been funded principally through the private placement of its common stock and from loans from the Company's president and chairman. During fiscal year 1998 and continuing through fiscal year 2000, the Company's capital requirements have been insignificant due to its relatively limited operations. During the six months ended November 30, 2000, operations were funded principally through available cash.

     In connection with the acquisition of TLM, the Company is required to provide approximately $150,000 in capital for TLM's operations. The Company plans to satisfy these requirements though the private placement of its common stock, or through debt financing. No assurances can be given that the Company will be successful in its financing endeavors. To date, the Company has provided $3O,000 of the $150,000 to TLM.

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

          None


Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other Information.

     On November 2, 2000, the Company signed an Intent of Share Exchange ("Letter of Intent") with TLM Industries, Inc. ("TLM"). TLM through its wholly owned subsidiary, GetToner.com, Inc., sells disposable imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines and copiers. The Letter of Intent provides for the acquisition by the Company of all of the issued and outstanding capital stock of TLM in exchange for 2,000,000 shares of common stock of the Company issuable upon certain conditions. The Letter of Intent is subject to certain other conditions contained therein. Following the execution of the Letter of Intent, the parties have continued the negotiation of material terms of the transaction. The parties have negotiated to increase in the number of shares to be issued to the TLM shareholders from 2,000,000 to 3,225,000 shares of common stock of the Company. In addition, the shares are to be issued upon completion of the transaction and such issuance is not subject to any other conditions. All of the negotiations between the parties are subject to the execution of a definitive agreement. Although the parties are using their best efforts to enter into a definitive agreement, no assurances can be given that an agreement will be entered into by the parties. In addition, pursuant to the Letter of Intent, the Company is required to provide approximately $150,000 in capital for TLM's operations on or before closing. The Company plans to satisfy these requirements though the private placement of its common stock, or through debt financing. No assurances can be given that the Company will be successful in its financing endeavors. If the parties do not affect the transaction, all monies provided to TLM by the Company will be subject to and repaid pursuant to one or more promissory notes in favor of the Company. To date, the Company has provided TLM with $30,000 in capital. A promissory note in the amount of $10,000 has been executed by TLM in favor of the Company (see Exhibit 10.3 herein).


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

Number    Exhibit
------------------

 3.1 Certificate of Incorporation of Company filed with the Secretary of State of Delaware on January 13, 1998. (1)

 3.2      Copy of the by-laws of the Company.  (1)

 3.3      Specimen Stock Certificate.  (1)

10.1      Finder's Fee  Agreement with Birch Mountain Resources Ltd. (2)

10.2 Intent of Share Exchange dated November 2, 2000 by and between American Precious Metals, Inc. and TLM Industries, Inc.

10.3 Promissory Note dated November 27, 2000 executed by GetToner.com, Inc. in favor of American Precious Metals, Inc.

27        Financial Data Schedule.

-------------------------------------

     (1) Filed as an Exhibit to the Company's Form 10 SB filed November 8, 1999 and incorporated herein by this reference.

     (2) Filed as an Exhibit to the Company's Form 10Q SB filed December 30, 1999 and incorporated herein by this reference.

          (b) Reports on Form 8-K
              None

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 16, 2001

AMERICAN PRECIOUS METALS, INC.

BY:/s/Jack Wagenti
------------------
      Jack Wagenti
      President

                                 EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION                                       PAGE

10.2           Letter of Intent-Share Exchange                     2

10.3           12% Promissory Note due November 27, 2002           4