Form 10QSB
period 2001-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2001-04-19
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                       For Quarter Ended February 28,2001

                         Commission File Number 0-30368



                         American International Ventures, Inc.
                      (Name of Small Business Issuer in its charter)


   Delaware                                           22-3489463
-------------------------------             ---------------------------
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

              10,570,544 shares of Common Stock, $.00001 par value.

             Transitional Small Business Issuer Format (Check One):
                                   Yes: No: X

                          AMERICAN INTERNATIONAL VENTURES, INC.
                          (A Development Stage Company)

                                Form 10-QSB Index
                                February 28, 2001


                          PART I -FINANCIAL INFORMATION

                                                                                      Page
                                                                                      Number
Item 1.   Financial Statements (Unaudited):

          Balance Sheets at February 28, 2001 and May 31, 2000-----------------------   3

          Statements of Operations and Accumulated Deficit for the three months ended February 28, 2001 and the three months ended February 29, 2000
          and Cumulative from Inception----------------------------------------------   4

          Statements of Operations and Accumulated Deficit for the nine months ended February 28, 2001 and the nine months ended February 29, 2000
          and Cumulative from Inception----------------------------------------------   5

          Statements of Cash Flows for the nine months ended February 28, 2001 and
          the nine months ended February 29, 2000 and Cumulative from Inception------   6

          Notes to Financial Statements ---------------------------------------------   7

Item 2.   Management's Discussion and Analysis or Plan of Operations ----------------   8

                                     PART II

Item 1.   Legal Proceedings ---------------------------------------------------------  10


Item 2.   Changes in Securities -----------------------------------------------------  10


Item 3.   Defaults Upon Senior Securities -------------------------------------------  10


Item 4.   Submission of Matters to a Vote of Security Holders -----------------------  10


Item 5.   Other information ---------------------------------------------------------  10


Item 6.   Exhibits and Reports on Form-K---------------------------------------------  10


Signatures --------------------------------------------------------------------------  11

Item 1. Financial Statements


                         AMERICAN INTERNATIONAL VENTURES, INC.
                          (a development stage company)
                                  BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                   February 28,2001                  May 31, 2000
                                                   ----------------                  -------------
CURRENT ASSETS
 Cash                                              $        5,439                    $        63
 Prepaid Expenses                                             150                            100
 Notes Receivable                                          50,000                              0
                                                   -----------------                 -------------
  Total Current Assets                                     55,589                            163
                                                   -----------------                 -------------

PROPERTY & EQUIPMENT
 Machinery & Equipment                                    11,567                         11,567
 Less Depreciation                                        (3,649)                        (1,913)
                                                   ---------------                   -------------
  Total Property & Equipment                               7,918                          9,654
                                                   ----------------                  -------------
OTHER ASSETS
 Investment - Long Term                                  118,830                              0
                                                   ----------------                  -------------
 Total Other Assets                                      118,830                              0
                                                   ----------------                  -------------
TOTAL ASSETS                                       $     182,337                     $    9,817
                                                   ================                  =============



LIABILITIES AND
STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                 $           0                     $   10,077
  Loan payable                                                 0                         37,876
  Deposit Payable                                         15,000                         10,000
  Federal & State tax payable                                  0                            200
                                                   ---------------                   -------------
  TOTAL Current Liabilities                               15,000                         58,153
                                                   ---------------                   -------------

STOCKHOLDERS' DEFICIENCY
  Common stock (50,000,000 shares authorized
  6,927,159 and 6,927,159 issued, par                      6,928                          6,928
    value .001, respectfully
 3,643,385 and 1,493,385 issued, par
    value .00001, respectfully)                               35                             14
                                                   ---------------                    ------------
                                                           6,963                          6,942

  Additional paid in capital                             584,223                        336,745
  Deficit accumulated during development stage          (482,277)                      (392,023)
  Accumulated other comprehensive income                  78,428                              0
                                                   ---------------                    ------------
       TOTAL STOCKHOLDERS' (DEFICIENCY)                  167,337                        (48,336)
                                                   ---------------                    ------------
       TOTAL LIABILITIES &
           STOCKHOLDERS' DEFICIENCY                $     182,337                      $   9,817
                                                   ===============                    ============



                       See notes to financial statements

                         AMERICAN INTERNATIONAL VENTURES, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                            Cumulative     Three Months         Three Months
                                              From           Ended              Ended
                                            Inception      February 28,2001     February 29, 2000
                                            -----------    ----------------     -----------------
REVENUE                                     $        0     $            0       $            0

EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES            522,679            117,052                5,542
                                            -----------    ----------------     -----------------
NET LOSS BEFORE INCOME TAX                    (522,679)          (117,052)              (5,542)

INCOME TAX BENEFIT (COST)                       40,402            (37,092)                   0
                                             -----------    ----------------     -----------------
NET LOSS ACCUMULATED DURING
DEVELOPMENT STAGE                             (482,277)          (154,144)              (5,542)

OTHER COMPREHENSIVE INCOME (NET OF TAX)
 Unrealized Gain (Loss) on Securities           78,428            (72,022)                   0
                                             -----------    ----------------     -----------------
COMPREHENSIVE LOSS                           $(403,849)    $     (226,166)       $      (5,542)
                                             ===========    ================     =================




LOSS PER SHARE                                ($0.0382)          ($0.0248)            ($0.0007)
                                            ===========    ================     =================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD               10,570,544          9,126,100            8,420,544
                                            -----------    ----------------     -----------------

                       See notes to financial statements

                         AMERICAN INTERNATIONAL VENTURES, INC.
                          (a development stage company)
                STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (UNAUDITED)

                                            Cumulative     Nine Months          Nine Months
                                              From            Ended               Ended
                                            Inception      February 28,2001     February 29,2000
                                            -----------    ----------------     ----------------
REVENUE                                     $        0     $            0       $            0

EXPENSES
GENERAL AND ADMINISTRATIVE EXPENSES            522,679            130,656               19,632
                                            -----------    ----------------     ----------------
NET LOSS BEFORE INCOME TAXES                  (522,679)          (130,656)             (19,632)

INCOME TAX BENEFIT                              40,402             40,402                    0
                                            -----------    ----------------     ----------------
NET LOSS DURING DEVELOPMENT STAGE             (482,277)           (90,254)             (19,632)

OTHER COMPREHENSIVE INCOME(NET OF TAX)
 Unrealized Gain On Securities                  78,428             78,428                    0
                                            -----------    ----------------     ----------------
COMPREHENSIVE (LOSS)                        $ (403,849)    $      (11,826)             (19,632)
                                            -----------    ----------------     ----------------




LOSS PER SHARE                                ($0.0382)          ($0.0013)            ($0.0023)
                                            ===========    ================     ================

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING DURING THE PERIOD                10,570,544          9,126,100            8,420,544
                                            -----------    ----------------     ----------------

                       See notes to financial statements

                     AMERICAN INTERNATIONAL VENTURES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                       From Inception to February 28, 2001
                                  (UNAUDITED)

                                                                        Nine Months Ended                      Cumulative
                                                                                                               From
                                                              February 28, 2001      February 28,2000          Inception
                                                              -----------------      ----------------          ------------
CASH FLOWS FROM OPERATING
ACTIVITIES

    Net Loss                                                  $      (90,254)        $      (19,632)           $(482,277)

Adjustments to reconcile net loss to net cash consumed by operating activities:

    Depreciation                                                       1,736                    285                3,649
    Value of common stock issued for services                        102,836                      -              102,836
    Accrual of deferred tax benefit                                  (40,402)                     -              (40,402)
    Changes in assets and liabilities:
        Increase in deposits payable                                   5,000                    675               15,000
        Increase in notes receivable                                 (50,000)                     -              (50,000)
        Increase (decrease) in loans payable                         (37,876)                10,900                    -

        Increase (decrease) in accounts payable                      (10,077)                 2,441                    -
        Increase in prepaid expenses                                     (50)                     -                 (150)
        Decrease in income taxes payable                                (200)                     -                    -
                                                              -----------------      ----------------          ------------
Net cash consumed by operating activities                           (119,287)                (5,331)            (451,344)

CASH FLOWS FROM INVESTING
ACTIVITIES

    Acquisitions of machinery and equipment                                -                      -              (11,567)
                                                              -----------------      ----------------          ------------
    Net cash consumed by investing activities                              -                      -              (11,567)

 CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds of sales of common stock                                124,663                      -              468,350
                                                              -----------------      ----------------          ------------
Net cash provided by financing activities                            124,663                      -              468,350

Net increase (decrease) in cash and
    Cash equivalents                                                   5,376                 (5,331)               5,439

    Cash - beginning of period                                            63                  5,603                    -
                                                              -----------------      ----------------          ------------
    Cash - end of period                                      $        5,439         $          272            $   5,439
                                                              =================      ================          ============


                       See notes to financial statements.

                        AMERICAN INTERNATIONAL VENTURES, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                 February 28,2001
                                   (UNAUDITED)

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

NOTE 2.   DUE FROM/TO RELATED PARTIES:
--------------------------------------
     During February 2001, the Company issued 200,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company's chairman and issued 200,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's president.

NOTE 3.   CAPITAL STOCK:
------------------------
     During the nine month period ended February 28, 2001, the Company received $92,500 pursuant to the private placement of the Company's securities. Pursuant to the private placement, the Company sold 1,150,000 units to accredited investors at prices ranging from $0.06 to $0.10 per unit. Of this amount, during the most recent quarter, 500,000 units were sold at $0.10 per unit and the Company received $50,000 in offering proceeds. Each unit consists one share of common stock and one half of a common stock purchase warrant.

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

     In February 2001, the Company and its chairman and president each have agreed to certain compensation arrangements for the one year period ending May 31, 2001. During February 2001, in consideration for acting as chairman and president of the Company for such period, the Company issued 300,000 shares of common stock of each such officer. In addition, during February 2001, the Company issued 200,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company's chairman and issued 200,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's president.

NOTE 4.   INVESTMENTS

     The Company recognized a $227,924 increase during the second quarter in the fair market value an equity security investment. This increase declined to $118,830 during the third quarter. The security was received as compensation for services performed during May 2000. It had no value when received, because the investee firm had been suspended from trading. These securities are classified as "available for sale" and are accounted for in accordance with Statement on Finance Accounting Standards 115 - "Accounting for Certain Investments in Debt and Equity Securities".

NOTE 5. SUBSEQUENT EVENTS

     As reported on the Company's Form 8-K dated March 19, 2001, the Company entered into a Share Exchange Agreement with TLM Industries, Inc. ("TLM") and the shareholders of TLM dated February 20, 2001, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of TLM in exchange for 3,225,000 shares of common stock, $.00001 par value, of the Company. The share exchange became effective March 1, 2001. Subsequent to the share exchange, on March 14, 2001, TLM merged with its wholly owned subsidiary, GetToner.com, Inc. ("GetToner"), pursuant to which GetToner became the surviving entity.


Item 2.
Management's Discussion and Analysis or Plan of Operations

General

     Prior to the acquisition of GetToner.com, Inc. (as referenced herein), the Company was a development stage company. During this period, the Company's operations were limited to providing consulting services to mining companies. These services include, the review and introduction of assay processes, and the introduction of technical personnel and sources of investment capital.

     As reported on the Company's Form 8-K dated March 16, 2001, the Company entered into a Share Exchange Agreement with TLM Industries, Inc. ("TLM") and the shareholders of TLM dated February 20, 2001, pursuant to which the Company acquired all of the issued and outstanding shares of capital stock of TLM in exchange for 3,225,000 shares of common stock, $.00001 par value, of the Company. The share exchange became effective March 1, 2001. subsequently, on March 14, 2001, TLM merged with its wholly owned subsidiary, GetToner.com, Inc. ("GetToner"), pursuant to which GetToner became the surviving entity.

     The Company intends to file financial statements in accordance with Form 8-K and Regulation SB promulgated under the Securities Exchange Act of 1934 with respect to the GetToner transaction within the time period prescribed therein. Accordingly, the following Management's Discussion and Analysis section does not include the business of the Company's wholly owned subsidiary, GetToner.com, Inc.

     Three and nine month periods ended February 28, 2001 compared with the three and nine month periods ended February 28, 2000.

Revenues

     Revenues for the three and nine months ended February 28, 2001 and three and nine month periods ended February 29, 2000 were $0.

General And Administrative Expenses

     General and administrative expenses for three month and nine month periods ended February 28, 2001, amounted to $117,052 and $130,656, respectively, compared with $5,542 and $19,632 for the prior comparable periods. The increase of $111,510 or 2012% for the current three month period is primarily due to officers' compensation totaling $102,835. The increase of $111,024 or 566% for the current nine month period is also due to officers' compensation totaling $102,835.

     The comprehensive loss for the three and nine month periods was $(226,166) and $(11,826), respectively, compared with $(5,542) and $(19,632) for the prior comparable periods. The net loss decrease of $220,624 or 3981% for the current three month period is the result of an increase in general and administrative expenses, a unrealized loss on securities and the cost of income tax benefits. The comprehensive loss decrease of $8,346 or 43% for the current nine month period are due to a unrealized gain on securities, income tax benefits offset by increased general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of February 28, 2001, the Company's working capital was $40,589.

     During fiscal year 1999 and continuing through November 2000, when it entered into a letter of intent to acquire GetToner, the Company's capital requirements have been insignificant due to its relatively limited operations. During this period its capital requirements have been funded principally through the private placement of its common stock and from loans from the Company's president and chairman.

     In connection with the GetToner transaction and in order to fund the operations of GetToner, for the nine month period ended February 28, 2001, the Company raised $92,500 pursuant to the private placement of the its securities. Pursuant to the private placement, the Company sold 1,150,000 units to accredited investors at prices ranging from $0.06 to $0.10 per unit. Each unit consists one share of common stock and one half of a common stock purchase warrant. Of this amount, during the most recent quarter, 500,000 units were sold at $0.10 per unit and the Company received $50,000 in offering proceeds.

     The Company will be required to raise additional funds in the near term to sustain the ongoing operations of GetToner until its reaches profitability. The Company believes that the operations of GetToner will be profitable in the first quarter of its fiscal year 2001, subject however, to the receipt of such additional operating capital. The Company intends raise to such additional funds through the private placement of its capital stock or through debt financing. As of this date, the Company has no commitments for any such financing, although it is presently conducting a private placement of common stock and common stock purchase warrants as discussed herein. No assurances can be given that the Company will be successful in its financing endeavors. If the Company is in fact unsuccessful in its endeavors, such event will have a material adverse impact on its operations and the operation of its subsidiary, GetToner.

     Forward Looking Statements. Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Report of Form 8-K dated March 16, 2001 for additional statements concerning operations and future capital requirements.

     Certain risks exist with respect to the Company and its business, which risks include the lack of profitable operations of its subsidiary, and the need for additional capital to sustain operations. Readers are urged to refer to the section entitled "Cautionary Statements in the Company's Report on Form 8-K dated March 16, 2001 for a broader discussion of such risks and uncertainties.

                                     PART II

Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

     During the third quarter of 2000, the Company notified its shareholders pursuant to an Information Statement dated February 9, 2001 of its name change to American Global Enterprises, Inc., and subsequent change to American International Ventures, Inc.

Item 5.   Other Information.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

Number     Exhibit

 3.1 Certificate of Incorporation of Company filed with the Secretary of State of Delaware on January 13, 1998. (1)

 3.2       Copy of the by-laws of the Company.  (1)

 3.3       Specimen Stock Certificate.  (1)

10.1       Finder's Fee  Agreement with Birch Mountain Resources Ltd. (2)

10.2 Intent of Share Exchange dated November 2, 2000 by and between American Precious Metals, Inc. and TLM Industries, Inc.(3)

10.3 Promissory Note dated November 27, 2000 executed by GetToner.com, Inc. in favor of American Precious Metals, Inc.(3)


-------------------------------------

     (1) Filed as an Exhibit to the Company's Form 10SB filed November 8, 1999 and incorporated herein by this reference.

     (2) Filed as an Exhibit to the Company's Form 10QSB filed December 30,1999 and incorporated herein by this reference.

     (3) Filed as an Exhibit to the Company's Form 10QSB filed January 17, 2001 and incorporated herein by this reference.

-------------------------------------

          (b) Reports on Form 8-K

     On January 26, 2001, the Company filed a Form 8-K to report its name change to name change to American Global Enterprises, Inc., and subsequent change to American International Ventures, Inc.

                                   SIGNATURES



     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 19, 2001

AMERICAN INTERNATIONAL VENTURES, INC.

BY:/s/Jack Wagenti
------------------
      Jack Wagenti
      President