Form 10QSB/A
period 2001-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2001-04-24
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A


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
                                                   ================                  =============



LIABILITIES AND
STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Accounts payable                                 $           0                     $   10,077
  Loan payable                                                 0                         37,876
  Deposit Payable                                         15,000                         10,000
  Federal & State tax payable                                  0                            200
                                                   ---------------                   -------------
  TOTAL Current Liabilities                               15,000                         58,153
                                                   ---------------                   -------------

STOCKHOLDERS' DEFICIENCY
  Common stock (50,000,000 shares authorized
  6,927,159 and 6,927,159 issued, par                      6,928                          6,928
    value .001, respectfully
 3,643,385 and 1,493,385 issued, par
    value .00001, respectfully)                               35                             14
                                                   ---------------                    ------------
                                                           6,963                          6,942

  Additional paid in capital                             564,223                        336,745
  Deficit accumulated during development stage          (482,277)                      (392,023)
  Accumulated other comprehensive income                  78,428                              0
                                                   ---------------                    ------------
       TOTAL STOCKHOLDERS' (DEFICIENCY)                  167,337                        (48,336)
                                                   ---------------                    ------------
       TOTAL LIABILITIES &
           STOCKHOLDERS' DEFICIENCY                $     182,337                      $   9,817
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