Form 10KSB
period 2001-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2001-10-16
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended May 31, 2001

                         Commission File Number 0-30368

                      American International Ventures, Inc.

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

   The number of shares outstanding of the registrant's class of common stock on May 31, 2001 was 14,445,544 shares.

                      American International Ventures, Inc.
                                   FORM 10-KSB
                     For the fiscal year ended May 31, 2001



                                TABLE OF CONTENTS


                                                                           Page
                                     PART I

Item 1.    Description of Business . . . . . . . . . . . . . . . . .  . . .  3

Item 2.    Description of Properties . . . . . . . . . . . . . . . . . . . . 4

Item  3.  Legal  Proceeding  .  . . . . . . . . . . . . . . . . . . . . . .  5

Item 4.    Submission of Matters to a Vote of Security Holders . . . . . . . 5


                                     PART II


Item 5.    Market for Common Equity and Related Stockholder Matters . . . . .5

Item 6.    Management's Discussion and Analysis or Plan of Operations . . .. 6

Item  7.  Financial  Statements  .  . . . . . . . . . . . . . . . . . . . .. 8

Item 8.    Changes in and Disagreements with Accountants on Accounting and
               Financial  Disclosure  . . . . . . . . . . . . . . . . . . .  8


                                    PART III


Item 9.    Directors, Executive Officers, Promoters and Control Persons,. .  8
               Compliance with Section 16(a) of the Exchange Act

Item 11.   Executive Compensation . . . . . . . . . . . . . . . . . . . . . 10

Item 12.   Security Ownership of Certain Beneficial Owners and Management . 10

Item 13.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . ..  12

Signatures  .  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Index to  Financial  Statements . . . . . . . . . . . . . . . . . . . . ....14

Item 1. Description of Business

     American International Ventures, Inc., (the "Company") was originally organized as Lucky Seven Gas and Minerals, Inc., under the laws of the State of Pennsylvania on July 16, 1984. The name was changed to Lucky Seven Gold Mines, Inc. June 24, 1996. American Precious Metals, Inc was formed January 13, 1998 under the laws of the State of Delaware. On March 16,1998 Lucky Seven Gold Mines, Inc. merged into American Precious Metals, Inc., the surviving corporation, the name was changed to American Global Enterprises, Inc. November 13, 2000 and changed again on December 21, 2000 to American International Ventures, Inc.

     The Company intends to process precious metals using environmentally safe process. The Company is working on several joint ventures with mining companies in North America. The Company also, intends to introduce mining companies for possible acquisition, joint ventures and financing.

SUBSIDIARY:

     GetToner.com, Inc. ("GetToner") was organized under the laws of the State of New Jersey on May 24, 2000. TLM Industries, Inc. ("TLM") was organized under the laws of the State of New Jersey on June 6, 2000. On June 2, 2000, GetToner acquired TLM Industries, LLC., a predecessor company that was formed under the laws of the State of New Jersey on September 5, 1997. On June 6, 2000, TLM acquired all of the issued and outstanding shares of GetToner. Following the acquisition of TLM by the Company, on March 14, 2001, TLM merged with GetToner, pursuant to which GetToner became the surviving entity.

     GetToner has conducted its operations from facilities that were leased under a five-year noncancelable-operating lease which was to expire in May, 2005. During July 2001, GetToner arranged to terminate this lease effective August 31, 2001. It has entered a lease for new quarters in South Orange, New Jersey, its telephone number is (800) 933-8211, and its web site is www.gettoner.com.

     GetToner sells office supply products, principally disposable imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines and copiers. GetToner's products generally are sold at discounted prices to major office supply retailers. GetToner targets home-officer users, small to medium sized businesses, and large associations or user groups. GetToner sells its products through e-commerce at its gettoner.com web-site, through direct sales to wholesale office suppliers, and through specially designed marketing programs for large user groups such as school systems and charitable organizations. GetToner's targeted markets are home and home office computer users, small and medium sized business, and user groups or associations that have broad memberships or affiliations. GetToner core business is the wholesale and retail sale of new (from the original equipment manufacturer or "OEM"), remanufactured, and compatible inkjet and laser toner cartridges for printers, fax machines and copiers. Manufacturers of these products include Apple, Brother, Canon, Epson, Hewlett-Packard, IBM/Lexmark, and Xerox, among other brands. Compatible cartridges are new inkjet cartridges manufactured to similar, albeit not identical, specifications of the OEM model and are priced approximately 60-70% less than the OEM model sold by the major retailers. Remanufactured cartridges are recycled inkjet and laser cartridges that have been cleaned, filled, and tested to work as an original and are priced approximately 40-50% less than similar models sold by the major retailers. New OEM cartridges are produced by the original equipment manufacturer. New OEM inkjet cartridges are priced competitive with similar models sold by major retailers, while new OEM laser cartridges are priced approximately 10-15% less than, the similar model sold by the major retailers. To date, a significant portion of GetToner's revenues (approximately 60%) has been the result of sales of compatible inkjet and remanufactured laser toner cartridges. GetToner's business strategy is to market and promote its compatible and remanufactured products as an attractive alternative to the OEM and remanufactured products sold by the major retailers. GetToner believes its discount pricing, its free delivery, its incentive based purchasing programs, and the ecological considerations of recycled or re-manufactured products provide strong purchasing incentives for consumers. Although the market for GetToner's current products are limited by comparison to the entire industry, nonetheless management believes this market is significant.

     GetToner retails other office supply products such as fax ribbon cartridges, photo-grade inkjet paper and transparencies, address labels, and CD ROMs and diskettes. Additional products may be added to GetToner's product line in the future as determined by management. Factors influencing the addition of products include the ability to establish direct relationships with vendors, product margins, and shipping costs, among other considerations.

     GetToner's retail customers nationwide can place orders by telephone or through GetToner's website. Orders received by GetToner are generally packaged and shipped the same day and are subject to a standard $3.00 handling fee. Standard shipping is free of charge and generally orders are received within one to three business days. Overnight delivery is available for a fee. Retail orders are billed to a customer's credit card, while wholesale orders are billed 30 days net.

Item 2. Description of Property

     The Company currently has 350,000 shares of Birch Mountain Resources Ltd. (presently not trading) and the Company does not own any real or personal property.

     GetToner has conducted its operations from facilities that were leased under a five-year noncancelable-operating lease which was to expire in May, 2005. During July 2001, GetToner arranged to terminate this lease effective August 31, 2001. It has entered a lease for new quarters in South Orange, New Jersey.

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

Item 3. Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders during fiscal year ending May 31, 2001.


                                     PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters

Market Information:

     The Company's Common Stock was approved for trading on July 22, 1999 on the Electronic Pink Sheets and February 2000 on the Over the Counter Bulletin Board under the Symbol "ANPC." The name was changed to American International Ventures, Inc. and traded on Over the Counter Bulletin Board under the symbol "AIVN." There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company's Shareholders. The following table sets forth the monthly trade of high and low prices for the Company's Common Stock on the Electronic Pink Sheets and Over the Counter Bulletin Board during the inception of trading.

    Quarterly:                        High              Low
    ---------                         ------            ------
    September 23,1999                 $0.156            $0.156
    December 23, 1999                 $0.18             $0.125
    March 23, 2000                    $0.20             $0.20
    June 23, 2000                     $0.07             $0.07
    September 26,2000                 $0.15             $0.093
    December 21, 2000                 $0.16             $0.156
    March 23, 2001                    $0.25             $0.22
    May 23, 2001                      $0.17             $0.17


     The Source of this information is Quicken.com; quotation services and broker-dealers making a market in the Company's Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     The closing sale price of the Common Stock reported on the OTC Bulletin Board on September 1, 2001 was $0.091.

Holders

     As of May 31, 2001, there were approximately 327 holders of record of the Company's Common Stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

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

     In the next twelve months, the Company plans to seek out business opportunity candidates. To date, the Company has introduced Birch Mountain Resources to several analytical labs and processes and a Finders Fee Agreement has been signed. The Board of Directors of Birch Mountain Resources have approved an agreement dated the 25th day of June, 1999 with American Precious Metals, Inc. American International Ventures, Inc. has received 350,000 shares of Birch Mountain Resources common stock as a finder's fee in consideration of introductions to third parties who have materially advanced the research and development of any assay procedure. 150,000 common shares shall be issued to American Precious Metals, Inc. upon a proprietary assay procedure on Birch Mountain Athabasca Project. The total value, see note twelve Other Matters, Notes to the Financial Statement. The Company received the shares in May of 2000. The Company plans to introduce other mining companies and the Company believes that this plan of operations can be conducted through the efforts of a current officer and will not require any additional funds. The Company anticipates that the business opportunities will be available through the contacts of Jack Wagenti and Emanuel Ploumis, the Company's President and CEO. The Company anticipates that the investigation of specific mining opportunities and the negotiation, drafting and execution of relevant agreements, and other instruments will be done by Jack Wagenti or under his direction. The Company plans to investigate, to the extent believed reasonable by us, such potential mining opportunities. Due to our limited experience and resources in business analysis, the Company may not discover or adequately evaluate adverse facts about a potential mining opportunity.

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

SUBSIDIARY:

     GetToner sells its products through a variety of sales channels. These channels include sales through the Internet, including through its www.gettoner.com web-site, sales through its specially designed donor-affiliate and school system marketing programs, and sales to wholesale office suppliers. In addition, GetToner maintains a website www.GetOfficeNeeds.com, that contains a 25,000 item catalogue of office supply products. At this time, GetToner is presently evaluating whether it will actively promote the catalogue website.

     GetToner strives to achieve a high ranking in popular search engines in an effort to drive Internet sales. It also advertises in a national "thrifty" newspaper published weekly that promotes its Internet site. It may expand its advertising program to include, radio promotions, advertisements in the student newspapers of approximately 25 major universities in the United States, and selective B2B email campaign. Its current and future advertising program is designed to direct prospective customers to GetToner's Internet site or to its toll free number for ordering purposes.

     GetToner's donor-affiliate program is designed to attract the purchasing power of non-profit organizations with large memberships, generally in excess of
500. GetToner provides cash rebate incentives to these organizations on member purchases. The cash rebate ranges from 2-10% of the purchase price on all items purchased from GetToner. GetToner assists each organization in the preparation and distribution of promotion materials designed to encourage its members to purchase their imaging needs from GetToner. Depending on the organization, GetToner may link its website to the home page of the organization to facilitate purchases. GetToner initiated its donor program in January 2000, and presently has organizations with in excess of 40,000 member participants in its donor program, which includes the Muscular Dystrophy Association, North Jersey chapter of the Cystic Fibrosis Foundation, National Association of Independent Appraisers, United Way of Ulster County, New York, Community Research Initiative on AIDS and Re/Max of New Jersey. Each of the organizations are in various phases of implementing GetToner's program, however, as of this date, product sales through such organizations have been limited. GetToner's school system program consists of product marketing to municipalities for their elementary and high school systems. The initial concentration will be select municipalities located initially in New Jersey, New York and Pennsylvania. In order to effectively promote its donor-affiliate and school system programs, the GetToner will be required to hire an additional marketing person, which will subject to available capital.

     GetToner operates in a highly competitive environment. Its markets are presently served primarily by traditional, independent office products suppliers, by superstores such as Staples, Office Max, and Office Depot, and by other e-tailers of office supply products. Substantially all of these companies have greater resources including financial, marketing and purchasing, than GetToner. GetToner attempts to compete in these markets by offering compatible or remanufactured products at a deep price discount to similar OEM products offered by these superstores. GetToner may face increased competition in the future from these larger retailers to the extent that they, reduce their prices on OEM products, or begin to carry similar compatible and re-manufactured products at competitive prices. In addition, GetToner faces competition from other e-tailers with a business model or strategy similar to that of GetToner. No assurance can be given that increased competition will not have an adverse effect on GetToner.

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


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None


                                    PART III


Item 9. Directors. Executive Officers. Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act

                                     Position
                                     With                    Year First became
Name                      Age        Company                 Director or Officer
--------------------------------------------------------------------------------

Dr. Emanuel Ploumis       74        CEO/Director                    1996

Jack Wagenti              64        President/Director              1996

Jonathan E. Downs         25        Secretary/Treasurer             1998

Charles A. Fitzpatrick    53        Director                        1998

Thomas F. August          48        Director                        1998

Dale Truesdell            57        Director                        1998

Dominic Taglialatella     60        Exc. V P/Director               2001

     Each director serves until the next annual meeting of Shareholders and until his respective successor is duly elected and qualifies; Executive officers are elected by the Board to serve at the discretion of the directors.

Dr. Emanuel Ploumis, D.D.S., Chief Executive Officer/Chairman.

     Dr. Ploumis has been the Chairman and Chief Executive Officer of the Company from 1996 to the present. Dr. Ploumis received his D.D.S. from Temple University in 1961, and from such date until January 20, 2000 when he retired, Dr. Ploumis was engaged in the practice of dentistry.

Mr. Jack Wagenti, President/Director.

     Mr. Wagenti has been President and Director of the Company from 1996 to the present. From 1988 to 1996, Mr. Wagenti owned and operated a real estate brokerage business located in Lodi, New Jersey.

Mr. Charles A. Fitzpatrick, Esq., Director.

     Mr. Fitzpatrick has been a Director of the Company since 1998. From 1976 to the present, Mr. Fitzpatrick has been an attorney engaged in private practice, specializing in medical malpractice law. Mr. Fitzpatrick is a member of the Philadelphia and Pennsylvania Bar Associations, Defense Research Institute and American Academy of Hospital Attorneys, and is admitted to the United States Court of Appeals for the Third Circuit and Supreme Court of the United States. He received a B.A. from St. Joseph's University and a J.D. from the University of Pennsylvania.

Mr. Thomas F. August, M.S., RPH., Director.

     Mr. August has been a Director of the Company since 1998. from January 2001 to the present, Mr. August has been a registered pharmacist. From 1998 to December 2000, Mr. August had been the manager of laboratory services of United Chemical Technologies, Inc. From 1992 to 1998, he was team leader at Sterling Winthrop Pharmaceuticals. Mr. August received a Master Degree in Pharmacy and Chemistry from Philadelphia College of Pharmacy and Science.

Mr. Dale B. Truesdell, B.S., M.S., Director.

     Mr. Truesdell has been a Director of the Company since 1998. From 1996 to the present he has been employed by a residential and commercial construction firm. Mr. Truesdell received a B.A. and a M.S. in geology from the University of Massachusetts in 1970 and 1974, respectively.

Mr. Jonathan Exter Downs, Secretary/Treasurer.

     Mr. Downs has been Secretary and Treasurer of the Company since 1998. From 1999 to the present, he has been employed at Muscular Dystrophy Association as Support Staff. Mr. Downs received a B.A. degree from Curry College, Milton, Massachusetts in 1998.

Mr. Dominic Taglialatella, Executive Vice President/Director.

     Mr. Taglialatella became an Executive Vice President and a Director of the Company in March 2001. Mr. Taglialatella has been Chief Executive Officer and Chairman of the GetToner and its predecessors since May 1998. From December 1996 to February 1998, Mr. Taglialatella was a president and principal owner of TR Ribbon Manufacturing ("TR Manufacturing"). From 1991 to 1997, he acted as an advisor to a large office supply company. From 1984 to 1996, he owned and operated an art gallery in New York City, New York. In 1998, both Mr. Taglialatella and TR Manufacturing filed for protection under the federal bankruptcy laws. Mr. Taglialatella received a B.S. degree from Seton Hall University in 1963.


Item 11. Executive Compensation

     For fiscal years ended prior to May 31, 2000, no compensation has been awarded to, earned by, or paid to the Company's officers and directors. In February 2001, the Company and the its chairman and president each have agreed to certain compensation arrangements for the one year period ending May 31, 2001. In consideration for acting as chairman of the Company for such period, Dr. Ploumis received 300,000 shares of common stock of the Company, and in consideration for acting as president of the Company for such period, Mr. Wagenti received 300,000 shares of common stock of the Company.


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

(a)      Security ownership of certain beneficial owners
--------------------------------------------------------
                 Name and                       Amount and
                 Address of                     Nature of
                 Beneficial                     Beneficial         Percent
Title of Class   Owner                          Owner              of Class
-------------------------------------------------------------------------------
 Common          Anthony Lauro                  1,342,500           9.294%
                 3-5 Vose Avenue
                 S. Orange, NJ 07079

(b)      Security ownership of management
------------------------------------------
                 Name and                       Amount and
                 Address of                     Nature of
                 Beneficial                     Beneficial         Percent
Title of Class   Owner                          Owner              of Class
--------------------------------------------------------------------------------
 Common          Dr. Emanuel Ploumis(1)         2,000,000          13.845%
                 436 Market Street
                 Oxford, PA 19363

 Common          Jack Wagenti(2)                2,000,000          13.845%
                 260 Garibaldi Ave
                 Lodi, NJ 07644

 Common          Jonathan E. Downs(3)           1,400,000           9.692%
                 27 Bush Lane
                 Denville, NJ 07834

Common           Charles A. Fitzpatrick, Esq.(4)   50,000           0.346%
                 1111 Childs Ave
                 Drexell, PA 19026

 Common          Thomas F. August(4)               50,000           0.346%
                 308 E. Ashland Ave
                 Glenholden, PA 19036

 Common          Dominic Taglialatella(2)       1,342,500           9.294%
                 3-5 Vose Avenue
                 S. Orange, NJ 07079

 Common          Dale Truesdell(4)                 25,000           0.173%
                 78 Reynolds Road
                 Shelburne, MA 01370

 Common          Includes all Officers and      6,867,500          47.541%
                 Directors of the Company
                 As a group (7 persons)

(1) Dr. Emanuel Ploumis is Chairman of the Board of Directors and CEO of the Company.

(2)  Jack Wagenti is President and Director of the Company.
     Dominic Taglialatella Executive Vice President and Director of the Company.

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

  Reports on Form 8-K

  Filed March 1, 2001, changes in control of registrant.

                                   SIGNATURE


     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on the behalf by the undersigned, thereunto duly authorized.


                                         American International Ventures, Inc.


Date: October 15, 2001                   By:/s/Jack Wagenti
                                         ------------------
                                               Jack Wagenti
                                               President

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001









                                    CONTENTS


PAGE

Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . F-1

Consolidated Balance Sheet . . . . . . . . . . . . . . . .  . . . . . . .  F-2

Consolidated Statements of Operations . . . . . . . . . . . . . . . . . .  F-3

Consolidated Statements of Changes in Stockholders' Deficit . . . . . . .  F-4

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . .  F-5

Notes To Consolidated Financial Statements . . . . . . . . . . . . . . . . F-6

                          INDEPENDENT AUDITOR'S REPORT



To The Board of Directors
American International Ventures, Inc.

     I have  audited the  accompanying  consolidated  balance  sheet of American
International Ventures, Inc. and its subsidiary as of May 31, 2001, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the two yearly periods ended May 31, 2001 and May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

     The consolidated financial statements as of May 31, 2000 and for the year then ended have been restated to reflect the pooling of interests with GetToner.com, Inc. as described in Note 3 to the consolidated financial statements. I did not audit the May 31, 2000 financial statements of American International Ventures, Inc., which statements reflect total assets of $9,817 as of May 31, 2000, and no revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for American International Ventures, Inc. as of May 31, 2000, and for the year then ended, is based solely on the report of the other auditors.

     I conducted the audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that the audits and the report of other auditors provide a reasonable basis for my opinion.

     In my opinion, based on my audits and the report of other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. and its subsidiary as of May 31, 2001, and the results of their operations and their cash flows for the two yearly periods then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, at May 31, 2001, the Company had a working capital deficiency of $338,592 as well as an accumulated deficit of $373,212. These factors among other things, also discussed in Note 4 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

ROBERT G. JEFFREY

September 20, 2001
Wayne, New Jersey

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2001

                                                                ASSETS
Current Assets
Cash                                                      $      3,811
Accounts receivable, less allowance for
    doubtful accounts                                           13,145
Inventory                                                        3,178
Prepaid expense                                                    150
                                                          -------------

              Total current assets                              20,284

Fixed Assets
Office furniture and equipment                                  21,589
Less, accumulated depreciation                                   6,682
                                                          -------------
Net fixed assets                                                14,907

Other Assets
Deferred financing cost                                          8,417
Security deposits                                                5,544
                                                          -------------
            Total other assets                                  13,961

    TOTAL ASSETS                                          $     49,152
                                                          =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                          $    194,508
Payroll and sales taxes payable                                 62,260
Notes payable                                                   92,308
Security deposit payable                                         1,800
Stockholder advance                                              8,000
                                                          -------------
           Total current liabilities                           358,876

Notes Payable                                                   63,488
                                                          -------------
           Total Liabilities                                   422,364

Stockholders' Deficit
     Common stock - authorized, 50,000,000
       shares of $.00001par value; issued and
       outstanding, 14,445,544 shares                              144
     Capital in excess of par value                            599,043
     Accumulated deficit                                      (972,399)
                                                          -------------
Total stockholders' deficit                                   (373,212)

    TOTAL LIABILITIES AND
        STOCKHOLDERS' DEFICIT                             $     49,152
                                                          =============
The accompanying notes are an integral part of these financial statements.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Years Ended May 31, 2001 and 2000





                                                2001                   2000

Net Sales                                    $ 377,745              $ 389,534

Cost of Goods Sold                             232,518                304,488
                                             ----------             ----------

      Gross Profit                             145,227                 85,046

Selling and Administrative Expenses            580,104                128,130
                                             ----------             ----------
Operating loss                                (434,877)               (43,084)

Other Income and Expense
      Rental income                             18,900                      -
      Interest expense                         (17,329)                (4,480)
                                             ----------             ----------
      Net Loss                               $(433,802)             $ (47,564)
                                             ==========             ==========
      Loss Per Share:
           Basic and Diluted                     $(.03)                 $( - )
                                             ==========             ==========












The accompanying notes are an integral part of these financial statements.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                    For the Years Ended May 31, 2001 and 2000


                                                                    Capital
                                      Common Stock                  In Excess Of        Accumulated
                                   Shares        Amount             Par Value           Deficit            Total
                                   -----------------------          -------------       ------------       -----------
Balance, June 1, 1999              8,415,544     $  6,937           $    336,750        $ (425,923)        $  (82,236)

Additional shares issued               5,000            5                     (5)

Net loss for the year                                                                      (47,564)           (47,564)

Distributions                                                                              (65,110)           (65,110)
                                  ------------------------          -------------       ------------       -----------

Balance, May 31, 2000              8,420,544        6,942                336,745          (538,597)          (194,910)

Adjustment                                         (6,858)                 6,858                                    -

Sales of common stock              1,800,000           18                153,482                              153,500

Stock issued for services            628,000            6                 64,829                               64,835

Stock issued in exchange
 for cancellation of debt            372,000            4                 37,161                               37,165

Stock issued in exchange
 for stock of GetToner.com, Inc.   3,225,000           32                    (32)                                   -

Net loss for the year                                                                     (433,802)          (433,802)
                                  ------------------------          -------------       ------------       -----------

Balance, May 31, 2001             14,445,544     $    144           $    599,043        $ (972,399)        $ (373,212)
                                  ========================          =============       ============       ===========





The accompanying notes are an integral part of these financial statements.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Years Ended May 31, 2001 and 2000

                                                                       2001               2000
Cash Flows From Operations:
    Net loss                                                       $  (433,802)       $  (47,564)
    Adjustments to reconcile net loss to net cash
     (consumed) provided by operating activities:
    Depreciation and amortization                                        6,352             1,535
    Value of capital stock issued for services                          64,835                 -
    Changes in current assets and liabilities:
    Increase in accounts payable and
     accrued liabilities                                                71,214            39,053
    Increase in payroll and sales taxes payable                         61,260             1,000
    Decrease in accounts receivable                                     15,493            11,493
    Decrease (increase) in inventory                                     9,712            (2,390)
    Increase in liability for security deposit                           1,800                 -
    (Increase) decrease in security deposits                            (3,710)              675
    Increase in prepaid expense                                            (50)             (100)
                                                                   -------------       -----------

Net cash (consumed)provided by operating activities                   (206,894)            3,702

Cash Flows From Investing Activities:
    Purchase of furniture and equipment                                (10,022)                -
    Fees paid to arrange debt financing                                (10,000)                -
                                                                   -------------       -----------
Net cash consumed by investing activities                              (20,022)                -

Cash Flows From Financing Activities:
    Proceeds of sales of common stock                                  153,500                 -
    Proceeds of borrowing                                               98,753            60,180
    Repayments of debt                                                  (5,701)          (30,049)
    Shareholder distributions                                                -           (65,110)
    (Decrease) increase in stockholder advances                        (10,000)           18,000
                                                                   -------------       -----------
Net cash provided (consumed) by financing activities                   236,552           (16,979)
                                                                   -------------       -----------
             Net increase (decrease) in cash                             9,636           (13,277)

             Cash balance, beginning of period                          (5,825)            7,452
                                                                   -------------       -----------
             Cash balance, end of period                           $     3,811         $  (5,825)
                                                                   =============       ===========

The accompanying notes are an integral part of these financial statements.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 1.           ORGANIZATION & BUSINESS

Organization

     The Company was formed January 13, 1998 as American Precious Metals, Inc.. On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984. On December 20, 2000, the Company changed its name to American International Ventures, Inc.(AIV). On March 15, 2001 the Company merged with GetToner.com, Inc. (GetToner), a company which, along with predecessors, has since 1997 conducted a business marketing office supplies. In both merger transactions, the Company was the surviving entity. For financial accounting purposes, the merger with GetToner has been accounted for as a pooling of interests, as explain in Note 3.

Business

     GetToner, the Company subsidiary, markets and sells office supplies, principally imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines, and copiers. These products are sold at discounted prices to major office supply retailers. GetToner conducts its business principally through the Internet at its GetToner.com website. It has operated from its headquarters in Springfield, New Jersey; on September 1, 2001, GetToner moved is headquarters to South Orange, New Jersey. Since the principal source of the sales of GetToner is its website, it is not limited geographically.

     The Company, itself, was in the development stage until its merger with GetToner. As such, its activities were limited to the pursuit of new business ventures. As explained in Note 12, the Company has consulted with mining companies in the development of technology related to metallurgical testing.


Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Consolidated Statements

           The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, GetToner. All significant intercompany balances and transactions have been eliminated in consolidation.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 2 (continued)

       b.  Cash

           For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.


       c.  Fair Value of Financial Instruments

           The carrying amounts of the Company's financial instruments, which include cash equivalents, accounts receivable, investment securities, accounts payable and accrued liabilities approximate their fair values at May 31, 2001.

       d.  Losses Per Share

           Basic and diluted net loss per common share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for all periods reflected in the accompanying financial statements.

       e.  Income Taxes

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the "liability method". Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the income that is currently taxable.

       f.  Inventory

           Inventory consists principally of finished product. Inventories are stated at the lower of cost (determined on a first in-first out basis) or market.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 2 (continued)

       g.  Fixed Assets

           Fixed assets are recorded at cost. Depreciation is computed by using accelerated methods, with useful lives of seven years for furniture and equipment and five years for computers and automobiles.

       h.  Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       i.  Advertising Costs

           The Company expenses advertising costs when the advertisement occurs. Advertising costs amounted to $25,830 in the year ended May 31, 2001 and $1,830 in the year ended May 31, 2000.

       j.  Segment Reporting

           Management treats the operation of the Company and its subsidiary as one segment.

       k.  Recognition of Revenue

           Revenue is realized from product sales. Recognition occurs upon delivery.

       l.  Common Stock

           Common stock, has been issued in return for services. Values are assigned to these issuances equal to the value of services received or the market value of the common stock, whichever is most clearly evident.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 3.  POOLING OF INTERESTS

     On March 15, 2001, the Company merged with GetToner. This merger has been accounted for as a pooling of interests, with all significant intercompany balances and transactions eliminated in consolidation.

     The Company acquired all of the outstanding stock of GetToner in exchange for 3,225,000 shares of the common stock of the Company. As a result of the merger, GetToner changed its fiscal year to conform to the May 31 year of the Company. There were no adjustments that resulted from this change, and no changes in the accounting practices of either company resulted from the merger.

     The results of the separate operations of the two companies for the years ended May 31, 2001 and 2000 are summarized below.


                                      2001                        2000
                             AIV           GetToner           AIV    GetToner
                         ------------------------------------------------------

    Revenue              $     -         $ 377,745         $      -   $389,534
    Net loss              (126,656)       (307,146)         (29,537)   (18,027)



Note 4.           GOING CONCERN UNCERTAINTY

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at May 31, 2001. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

     Present plans of the Company, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the raising of additional funds from sales of common stock.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 5.           RELATED PARTY TRANSACTIONS

     In connection with the incorporation of GetToner, on June 5, 2000, the chairman and president of GetToner each received 135,000 shares of the common stock of GetToner and 100,000 shares of the 10% voting preferred stock of GetToner in return for services. These shares were among the shares exchanged for 3,225,000 shares of common stock of the Company in connection with the GetToner merger.

     On February 20, 2001, employment agreements were executed with the president and chairman of GetToner. Each agreement has a three-year term.

     During the year ended May 31, 1999, the wife of the chairman of GetToner made an advance to GetToner in the amount of $29,600. During the year ended May 31, 2000, the wife of the president of GetToner made an advance to GetToner in the amount of $5,000. These advances are evidenced by promissory notes which bear interest at rates of 12.25% and 16.6%, respectively. The balances due on these notes at May 31, 2001 were $29,442 and $4,040, respectively. In addition, the chairman of GetToner advanced $8,000 to GetToner during the year ended May 31, 2000. This advance is due on demand and does not bear interest.

     During January 2001, the chairman and president of the Company each received 500,000 shares of common stock in exchange for services and for cancellation of amounts owed to them. The amounts owed to them were $19,035 in the case of the chairman and $18,129 in the case of the president.

     The Company makes its headquarters in premises owned by the Company president, which to date has been rent-free.


Note 6.           PRIVATE PLACEMENT OFFERINGS

     The Company conducted private placement offerings during the year ended May 31, 2001. These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. A total of 1,800,000 shares of common stock was sold under the offerings resulting in net proceeds of $153,500.

     Of the shares sold during the year ended May 31, 2001, 650,000 were sold as units, each of which included a warrant entitling the holder to purchase an additional share at anytime during the ensuing year at a price of $1 per share.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 7.           LOSS PER SHARE

     Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.

                                               Year Ended May 31, 2001

                                                  Weighted
                                        Income    Average Shares       Per Share
                                        (Loss)    Outstanding          Amount
Net Loss allocable to common
 Shareholders - basic and diluted    $(433,802)    12,683,044          $(.03)



                                               Year Ended May 31, 2000

Net Loss allocable to common
 Shareholders - basic and diluted    $ (47,564)    11,643,044          $( - )


Note 8.           NOTES PAYABLE

     GetToner has two lines-of-credit under which it can borrow up to $50,000 and $10,000, respectively. It also has a business flex loan arrangement with American Express under which credit card charges are summarized each month and paid in six monthly installments. In addition, GetToner is obligated under two notes payable to banks, and a note payable to each of the wives of the GetToner chairman and president.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



This debt is summarized below:
                                       Due
                                       Currently    Long Term           Total
                                       -----------------------------------------
     Line of credit, with interest
      at 13.49%                        $  44,513    $     -           $  44,513
     Line of credit, with interest
      at 8.5%                              9,837          -               9,837
     Flex loan, with interest
      at 11%                              24,709          -              24,709
     Note payable to bank, due
      March 2003, in monthly
      installments of $415, with
      interest at 10%                      4,341       3,973              8,314
     Note payable to bank, due
      May 2005, in monthly
      installments of $861, with
      interest at 8%                       7,654      27,287             34,941
     Note payable, due May 15, 2003,
      with interest at 16.6%               1,132       2,908              4,040
     Note payable, due
      November 22, 2014, in monthly
      installments of $310, with interest
      at 12.25%                              122      29,320             29,442
                                       -----------------------------------------
            Totals                     $  92,308    $ 63,488          $ 155,796
                                       =========================================

              Maturities of long-term debt are as follows:

                    Years Ended May 31,             Amount
                    --------------------------------------

                          2002                      $13,776
                          2003                       10,796
                          2004                       10,044
                          2005                          222
                          Thereafter                 28,650
                                                    --------
                                                    $63,488
                                                    ========

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 9.           RENTALS UNDER OPERATING LEASES

     GetToner has conducted its operations from facilities that were leased under a five-year noncancelable-operating lease which was to expire in May, 2005. During July 2001, GetToner arranged to terminate this lease effective August 31, 2001. It has entered a lease for new quarters in South Orange, New Jersey. In addition, a computer system and a variety of office equipment is leased under operating leases, most of which expire in 2003.

     The following is a schedule of future minimum rental payments required under these operating leases as of May 31, 2001:

                    YEAR ENDED
                    MAY 31,                 AMOUNT
                    ----------            ----------

                      2002                $  32,609
                      2003                   18,295
                      2004                    4,043
                                          ----------
                                          $  54,947
                                          ==========

     Rent expense amounted to $47,660 in the year ended May 31, 2001 and $14,250 in the year ended May 31, 2000.

     Part of the GetToner facility was subleased to an outside party on a month-to-month basis at a rate of $2,250 per month. This arrangement was terminated August 31, 2001.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 10.          INCOME TAXES

     The Company and its subsidiary have experienced losses each year since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL's) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period. At May 31, 2001, NOL carryforwards were available as follows: in the case of AIV, the Federal amount is $518,679 and the state amount is $483,426; in the case of GetToner, the amounts are $477,480 and $477,280, respectively. The potential tax benefit of the NOL's has been recognized on the books of the Company, but offset by a valuation allowance. If not used, the Federal carryforwards will expire as follows:

              Year                       Year
              Ended                      Ended
              May 31,       AIV          December 31,    GetToner
              ---------------------------------------------------

              2011        $103,552
              2012         177,370
              2019          82,978
              2020          28,123       2020            $148,453
              2021         126,656       2021             329,027

     Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

                                Current          Non-current          Total
                                -------------------------------------------

    Deferred Tax Assets         $68,352          $81,071           $149,423
    Realization Allowance        68,352           81,071            149,423
                                -------------------------------------------
    Balance Recognized          $    -           $    -            $     -

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 11. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

     Cash was paid for interest and income taxes during the years ended May 31, 2001 and 2000, as follows:

                                              2001              2000

                  Interest                  $13,520            $2,760
                  Income taxes                  100               200

     There were no noncash investing activities during either the year ended May 31, 2001 or the year ended May 31, 2000. The following noncash financing activities occurred:

 a. Shares of common stock were issued during the year ended May 31, 2001 in exchange for the stock of GetToner; these totaled 3,225,000 shares.

 b. Shares of common stock were issued for services during the 2001 year; these totaled 628,000 shares.

 c. Shares of common stock were issued during the 2001 year in exchange for cancellation of $36,793 of debt; these totaled 372,000 shares.



Note 12. OTHER MATTERS

     During the year ended May 31, 2000, the Company earned a finders fee consisting of 350,000 shares of the common stock of Birch Mountain Resources, Ltd. (Birch Mountain), a publicly owned company, which traded on the Canadian Venture Exchange (the Exchange). An additional 150,000 common shares of Birch Mountain will be earned when it has been determined that certain specified conditions have been satisfied. The stock of Birch Mountain was suspended from trading by the Exchange effective June 28, 2000. Restoration of its trading privileges will depend on the outcome of an investigation of Birch Mountain being conducted by the Exchange. Due to this suspension action, no value has been assigned to the Birch Mountain stock on the books of the Company. The trading price of Birch Mountain on May 16, 2000 was $.95 per share. The June 30, 2000 unaudited financial statements of Birch Mountain contained total assets of $13,933,000, net equity of $13,575,000, and total revenue of zero.