Form 10KSB/A
period 2001-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2002-03-19
CIK 5656

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A


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

                              X Yes            No
                          ------------- --------------

    The registrant's revenues for its most recent fiscal year were: $377,745

   The number of shares outstanding of the registrant's class of common stock on May 31, 2001 was 14,445,544 shares.

Disclosure Regarding Forward Looking Statements and Cautionary Statements.
--------------------------------------------------------------------------------

Forward Looking Statements.
     Certain of the statements contained in this Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events may be deemed "forward looking statements" within the meaning of the Securities Exchange Act of 1934. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements.
     Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND NEED FOR ADDITIONAL CAPITAL.
     As of May 31, 2001, the Company audited financial statements reflect total assets of $49, 152, total current liabilities of $422,364, and a working capital deficit of $338,592. In addition, the financial statements for fiscal year ended May 31, 2001 reflect that the Company recorded $377,745 in revenues and loss from operations of $433,802.

     The business of GetToner presently in not profitable. The Company will require additional capital immediately and long term to meet the ongoing operating requirements of GetToner. The immediate need includes funds payroll and overhead, as well as funds to expand it marketing plan. The Company intends on raising the capital through a private financing of debt or equity, or the sale of its assets. Presently, the Company has no commitment for any such funding. No assurances can be given that the Company will be successful in obtaining such financing on terms acceptable to the Company or on any terms. The Company's inability to obtain such financing could have a material adverse affect on the Company.

     IMMEDIATE AND FUTURE MARKETING STRATEGY. The success of GetToner, in addition to other factors, will be dependent upon a successful product marketing strategy. This strategy includes print and internet media advertising (See "Business of GetToner-Sales and Marketing"). Although GetToner believes its marketing strategy will result in increased sales, this strategy is relatively untested, and, no assurances can be given that this marketing strategy will prove successful. Moreover, in addition to its immediate marketing strategy, the Company will be required to dedicate significant resources for future marketing efforts of GetToner. If the Company is unsuccessful in these marketing efforts, it will have a material adverse impact upon the Company.

     SALE OF COMPATIBLE AND REMANUFACTURED PRODUCTS. GetToner's core business is and will continue to be the sale of compatible and remanufactured inkjet and laser toner cartridges. These cartridges are an alternative to original equipment manufactured (OEM) products. The business of selling non-OEM products is subject to certain risks. OEMs have attempted to protect their businesses by continually altering their products and/or improving the quality and sophistication of its products, and by taking an aggressive position in the defense of their patents, copyrights, and trademarks. In the event OEMs are able to successfully protect their businesses in the future through one or more business strategies so as to limit or reduce the use of non-OEM products, such event or events will have a material adverse impact upon the business of the Company.

     RELIANCE UPON DISTRIBUTORS/VENDORS. GetToner presently purchases and will purchase in the future products from a number of distributors or vendors. In the event its relationship with one or more distributors or vendors is terminated for any reason, such event may have a material adverse impact upon the business of GetToner.

     COMPETITION. GetToner faces competition from, major retailers such as Staples, Office Max and Office Depot, from other independent office supply stores, and from other e-tailers of office supplies. Many of these companies have greater resources, including financial, marketing and purchasing, than GetToner. These major retailers sell products through their retail outlets and through their websites. It is conceivable that one or more of these major retailers could engage in a loss leader or deep discounted policy for products similar to GetToner's core products. In addition, GetToner also may face increased competition from the growth of other e-tailers that have a business model identical or similar to that of GetToner. Finally, it is likely that if GetToner business develops, for which no assurances can be given, it will face increased competition from both existing and new sources. The occurrence of one or more of the competitive events could have an adverse impact upon GetToner and its business.

     LACK OF PROPRIETARY PROTECTION. Although management has developed GetToner's business, which includes certain marketing and pricing strategies, the business model itself is not subject to any proprietary protection by law or otherwise. Consequently, it is conceivable that GetToner's business model could be replicated or otherwise developed by third parties. The occurrence of such event would result in a loss of the competitive advantages of GetToner and could cause a material adverse impact upon GetToner and its business. In addition, due to the non-proprietary nature of its business, the valuation of the Company's business in both the private and public markets could be lessened.

     MANAGEMENT AND DEPENDENCE ON MANAGEMENT. The ability of the Company to conduct its business affairs in a successful fashion will be subject to the capabilities and business acumen of current management. Accordingly, no person should purchase the Company's common stock unless such person is willing to entrust all aspects of the business affairs of the Company to its current management.

     PENNY STOCK REGULATION. The Company's common stock may be deemed a "penny stock" under federal securities laws. The Securities and Exchange Commission has adopted regulations that define a "penny stock" generally to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These regulations impose additional sales practice requirements on any broker/dealer who sell such securities to other than established investors and accredited investors. For transactions covered by this rule, the broker/dealer must make certain suitability determinations and must receive the purchaser's written consent prior to purchase. Additionally, any transaction may require the delivery prior to sale of a disclosure schedule prescribed by the Commission. Disclosure also is required to be made of commissions payable to the broker/dealer and the registered representative, as well as current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the customers and information on the limited market in penny stocks. These requirements generally are considered restrictive to the purchase of such stocks, and may limit the market liquidity for such securities.

Item 1. Description of Business

GENERAL.
-------------

     American International Ventures, Inc., (the "Company") was originally organized as Lucky Seven Gas and Minerals, Inc., under the laws of the State of Pennsylvania on July 16, 1984. The name was changed to Lucky Seven Gold Mines, Inc. June 24, 1996. American Precious Metals, Inc was formed January 13, 1998 under the laws of the State of Delaware. On March 16,1998 Lucky Seven Gold Mines, Inc. merged into American Precious Metals, Inc., the surviving corporation. The name was changed to American Global Enterprises, Inc. on November 13, 2000 and changed again on December 21, 2000 to American International Ventures, Inc.

     In March 2001, the Company acquired all the issued and outstanding capital stock of TLM Industries, Inc. TLM thereafter merged with its wholly owned subsidiary, GetToner.com, Inc. ("GetToner"), pursuant to which GetToner was the surviving entity. GetToner.com, Inc. ("GetToner") was organized under the laws of the State of New Jersey on May 24, 2000. TLM Industries, Inc. ("TLM") was organized under the laws of the State of New Jersey on June 6, 2000. On June 2, 2000, GetToner acquired TLM Industries, LLC, a predecessor company that was formed under the laws of the State of New Jersey on September 5, 1997. On June 6, 2000, TLM acquired all of the issued and outstanding shares of GetToner.

     GetToner is currently a wholly owned subsidiary of the Company. GetToner is engaged in the business of selling office supply products, principally disposable imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines and copiers.

     Prior to the transaction with TLM and GetToner, the Company's operations were limited to providing certain consulting services to mining companies. These services included, the review of existing and introduction of new assay processes, and the introduction of technical personnel and sources of investment capital. In this regard, during 1999, the Company introduced technical consultants to Birch Mountain that advanced certain mining assay procedures employed by Birch Mountain. In June 1999, the Company entered into a Finder's Fee Agreement with Birch Mountain Resources Ltd to evidence these services. Pursuant to the agreement, the Company may be entitled to receive a total of 500,000 shares of common stock of Birch Mountain, of which 350,000 shares to date has been received by the Company. The remaining 150,000 shares will be issued to the Company contingent upon Birch Mountain developing a proprietary assay procedure that meets certain established standards. No assurances can be given that the remaining 150,000 shares of common stock of Birch Mountain will be issued to the Company.

     Apart from the operations of its subsidiary, GetToner, the Company may explore the possibility of providing consulting services to other mining companies in the future similar to the services provided to Birch Mountain. At this time, however, the Company has no arrangement with any other mining company.

     The Company's offices are located at 260 Garibaldi Avenue, Lodi, New Jersey 07644, and its phone number is (973) 335-4400. The offices of GetToner are located at 3-5 Vose Avenue, South Orange, New Jersey 07079, and its telephone number is (800) 933-8211, and web site is www.gettoner.com.

BUSINESS OF GETTONER.
-----------------------------------

General.
---------

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

Product Pricing.
------------------

     GetToner has limited it product line to items that can be sold at a discount to the OEM products sold by major retailers such as Staples, Office Max, and Office Depot. GetToner generally sells its remanufactured and compatible cartridges at discounts ranging from 40% to 70% of OEM prices charged by these retailers. New OEM inkjet cartridges generally are competitive with retail pricing, while new OEM laser cartridges and other imaging products generally are 10-15% less than the major retailers. Pricing on compatible fax ribbons, inkjet paper and transparencies, address labels, and CD ROMs and diskettes generally is 50% less than OEM prices charged by major retailers. GetToner's average retail order ranges from $60 to $100.

Sales and Marketing.
------------------------

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

Competition.
---------------
     GetToner operates in a highly competitive environment. Its markets are presently served primarily by traditional, independent office products suppliers, by superstores such as Staples, Office Max, and Office Depot, and by other e-tailers of office supply products. Substantially all of these companies have greater resources including financial, marketing and purchasing, than GetToner. GetToner attempts to compete in these markets by offering compatible or remanufactured products at a deep price discount to similar OEM products offered by these superstores. GetToner may face increased competition in the future from these larger retailers to the extent that they, reduce their prices on OEM products, or begin to carry similar compatible and re-manufactured products at competitive prices. In addition, GetToner faces competition from other e-tailers with a business model or strategy similar to that of GetToner. No assurance can be given that increased competition will not have an adverse effect on GetToner.

Item 2. Description of Property

     The Company's business office is located at 260 Garibaldi Avenue, Lodi, New Jersey 907644, and is provided by the Company's President on a rent-free basis under an oral arrangement between the parties. Get Toner's offices are located at 3-5 Vose Avenue, South Orange, New Jersey 07079 and comprise 500 square feet. The premises are leased under an agreement that expires August 31, 2003 and provides for a monthly rental of $500. The Company believes that this office space will sufficient to support the growth for the next 12 months.

Item 3. Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     During the third quarter of 2001, the Company notified its shareholders pursuant to an Information Statement dated February 9, 2001 of its name change to American Global Enterprises, Inc., and subsequent change to American International Ventures, Inc.

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

    Quarterly:                        High             Low
    ---------                         -----            -----
    September 23,1999                 $0.156           $0.156
    December 23, 1999                 $0.18            $0.125
    March 23, 2000                    $0.20            $0.20
    June 23, 2000                     $0.07            $0.07
    September 26,2000                 $0.15            $0.093
    December 21, 2000                 $0.16            $0.156
    March 23, 2001                    $0.25            $0.22
    May 23, 2001                      $0.17            $0.17


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

Item 6. Management's Discussion and Analysis or Plan Of Operation

Overview
------------

     In March 2001, the Company acquired all the issued and outstanding capital stock of TLM Industries, Inc. ("TLM"). TLM thereafter merged with its wholly owned subsidiary, GetToner.com, Inc. ("GetToner"), pursuant to which GetToner was the surviving entity. GetToner is currently a wholly owned subsidiary of the Company, and is engaged in the business of selling office supply products, principally disposable imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines and copiers.

     Prior to the transaction with TLM and GetToner, the Company's operations were limited to providing certain consulting services to mining companies. These services included, the review of existing and introduction of new, assay processes, and the introduction of technical personnel and sources of investment capital. During 1999, the Company provided consulting services to Birch Mountain Resources Ltd., a company trading on the Canadian Venture Exchange (symbol:
BMD.V) under an arms length agreement. The Company introduced technical consultants to Birch Mountain that advanced certain mining assay procedures employed by Birch Mountain. Pursuant to the Birch Mountain agreement, the Company may be entitled to receive a total of 500,000 shares of common stock of Birch Mountain, of which 350,000 shares have been received to date by the Company. The remaining 150,000 shares will be issued to the Company contingent upon Birch Mountain developing a proprietary assay procedure that meets certain established standards. At this time, the Company is uncertain as to whether it will receive the remaining 150,000 shares of Birch Mountain common stock. The Company may explore the possibility of providing similar consulting services to other mining companies in the future, although it has no present arrangement with any other mining company. The Company expects that it will be able to provide such services based upon the contacts and limited expertise of the Company's Chairman and President. The Company, however, in the performance of these services may be required to augment its expertise by retaining consultants from time to time in the mining industry. The Company believes that these consultants are readily available in the industry at reasonable rates.

Fiscal year end 2001 compared with Fiscal year end 2000.
---------------------------------------------------------------------
     Revenues for fiscal year ended May 31, 2001 were $377,745 which represents a decrease of $11,789 or 3% from revenues of $389,534 for the comparable period in 2000. The revenues for both periods reflect sales from the Company's subsidiary, GetToner.com. The slight decrease was due to a shift in product mix and market emphasis. Prior to 2001, a significant portion of sales was directed to wholesalers purchasing register tapes, which produced higher revenues per sale but carried lower profit margins. During 2001, GetToner shifted its sales emphasis to retail customers purchasing inkjet and laser toner cartridges through the Internet and other sales channels, which produced smaller revenues per sale but carry higher profit margins.

     Cost of sales for the 2001 period totaled $232,518 or 61.6% of total revenue contrasted with $304,488 or 78.2% of total revenue for the 2000 period. The decrease in cost of sales on a percentage basis for the 2001 period reflects the higher margins associated with the shift in product mix and market emphasis described above. Gross profit for the 2001 period was $145,227 compared with $85,046 for the 2000 period. The increase of $60,181 or 70.8% reflects the higher margin sales during 2001.

     Selling and administrative expenses which consists of marketing expenses, salaries, rent, and other general and administrative expenses were $580,104 for the 2001 period contrasted with $128,130 for the prior year end period. The increase of $451,974 or 353% from the prior period is due to increased salaries and related expenses paid to GetToner's two officers, and other costs associated with the shift in product mix and market emphasis discussed above. These costs include higher advertising and marketing costs, salaries and related costs for four employees hired during 2001, and increased rent for its larger offices. The amount for 2001 also includes a $63,000 charge which reflects a total of 600,000 shares of common stock of the Company issued to of its President and Chairman as salary compensation, a portion of which were earned in prior years.

     Operating loss for the 2001 period was $434,877 compared with a loss of $43,084 for the prior period. The increase in the operating loss of $391,793 or 909% from the prior period is due to principally to the higher selling and administrative expenses as discussed above partially offset by the higher gross profit associated with the new product mix and market described above. No research and development costs were incurred in 2001 or 2000, and there is no seasonal impact on the Company's sales.

     Rental income was $18,900 for the 2001 period compared with none for the prior period. During 2001, the Company subleased part of GetToner's office space to a third party. No such arrangement existed during 2000. Interest on long and short term debt totaled $17,329 contrasted with $4,480 for the prior period. The increase of $12,849 or 287% is due to a significant increase in credit card and bank debt which was incurred during the period to support the operations of GetToner.

Liquidity And Capital Resources.

     As of May 31, 2001, the Company's working capital deficit was $338,592 and as of May 31, 2000, the Company's working capital deficit was $57,990. The increase in deficit for 2001 reflects the operational losses sustained during the year by GetToner.

     During fiscal year 1999 and continuing through February 2001, prior to the acquisition of TLM and GetToner, the Company's capital requirements have been insignificant due to its relatively limited operations. During this period its capital requirements have been funded principally through the private placement of its common stock and from loans from the Company's President and Chairman. During fiscal 2001 and in connection with the acquisition of TLM, the Company raised $153,500 from the private placement of 1,800,000 shares of common stock at prices ranging from $0.06 to $0.10 per unit. Of the shares sold, 650,000 were sold as units, each of which included a warrant entitling the holder to purchase an additional share at anytime during the ensuing year at a price of $1 per share. The proceeds were used to fund the operation of GetToner. In February 2001, the Company and its Chairman and President each agreed to certain compensation arrangements for the one-year period ending May 31, 2001. In consideration for acting as chairman and president of the Company for such period, the Company issued 300,000 shares of common stock of each such officer. In addition, during February 2001, the Company issued 200,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company's Chairman and issued 200,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's President.

     The Company has experienced significant losses in connection with the operations of GetToner. The Company is uncertain as to when it will achieve profitable operations. Until it achieves profitable operations, the Company intends to finance its ongoing operations through the private placement of its capital stock, through debt financing, or though the sale of its assets in the form of common stock of Birch Mountain Resources Ltd. The common stock of Birch Mountain was suspended from trading by the Canadian Venture Exchange in March 2001; consequently the Company was unable to liquidate any shares during the remainder of fiscal 2001. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future. Accordingly, the Company's financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In his report on the consolidated financial statements for the year ended May 31, 2001, the Company's independent auditor included an explanatory paragraph regarding its ability to continue as going concern.

Item 7. Financial Statements

     The financial statements required by this Item are set forth beginning on page F-1 hereof.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     On March 1, 2001, the Registrant elected to retain Robert G. Jeffrey, Certified Public Accountant, and dismissed Gerald Brignola CPA., PA as its independent auditor. Heretofore, Gerald Brignola CPA., PA had acted as the Registrant's independent auditor. The audit reports of Gerald Brignola CPA., PA on the consolidated financial statements of the Registrant for the two most recent fiscal years ended May 31, 2000 and May 31, 1999 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountant firms was recommended by the Registrant's board of directors.

     During the Registrant's two most recent fiscal years ended May 31, 2000 and May 31, 1999, and through the subsequent interim periods ending March 1, 2001 there were no disagreements with the Gerald Brignola CPA., PA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report; nor has Gerald Brignola CPA., PA ever presented a written report, or otherwise communicated in writing to the Registrant or its board of directors the existence of any "disagreement" or "reportable event" within the meaning of Item 304 of Regulation S-B.

                                    PART III


Item 9. Directors. Executive Officers. Promoters and Control Persons Compliance with Section 16(a) of the Exchange Act

                                   Position
                                   Wit                     Year First became
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

Number     Exhibit

 3.1 Certificate of Incorporation of Company filed with the Secretary of State of Delaware on January 13, 1998. (1)
 3.2       Copy of the by-laws of the Company.  (1)
 3.3       Specimen Stock Certificate.  (1)
10.1       Agreement with Birch Mountain Resources.  (2)
-------------------------------------

     (1) Filed as an Exhibit to the Company's Form 10-SB filed November 8, 1999 and incorporated herein by this reference.

     (2) Filed as an Exhibit to the Company's Form 10-QSB filed December 30, 1999 and incorporated herein by this reference.

  Reports on Form 8-K

     On March 8, 2001, the Company filed a Form 8-K, as amended under Form 8-K/A on March 22, 2001, to reflect the change of auditors.

     On March 19, 2001, the Company filed a Form 8-K, as amended under Form 8-K/A on May 23, 2001, to reflect a change in control of registrant.

                                   SIGNATURE


     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on the behalf by the undersigned, thereunto duly authorized.


                                American International Ventures, Inc.


Date: March 19, 2002   By:     ------------------
                                Jack Wagenti
                                President

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 2001

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001









                                    CONTENTS




                                                                     PAGE

Independent Auditor's Report                                           1

Consolidated Balance Sheet                                             4

Consolidated Statements of Operations                                  5

Consolidated Statements of Changes in Stockholders' Deficit            6

Consolidated Statements of Cash Flows                                  7

Notes To Consolidated Financial Statements                             8

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


                                                     ROBERT G. JEFFREY




September 20, 2001
Wayne, New Jersey

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders and Board of Directors
American Precious Metals, Inc.
260 Garibaldi Avenue
Lodi, NJ 07644

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

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position as of May 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations and, as of May 31, 2000 has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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



GERALD BRIGNOLA, CPA, PA
August 17, 2000
Hackensack, NJ

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  May 31, 2001

                                     ASSETS

Current Assets
         Cash                                                 $      3,811
         Accounts receivable, less allowance for
             doubtful accounts                                      13,145
         Inventory                                                   3,178
         Prepaid expense                                               150
                                                              -------------
                  Total current assets                              20,284

Fixed Assets
         Office furniture and equipment                             21,589
         Less, accumulated depreciation                              6,682
                                                              -------------
                  Net fixed assets                                  14,907

Other Assets
         Deferred financing cost                                     8,417
         Security deposits                                           5,544
                                                              -------------
                  Total other assets                                13,961

             TOTAL ASSETS                                     $     49,152
                                                              =============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
         Accounts payable                                     $    194,508
         Payroll and sales taxes payable                            62,260
         Notes payable                                              92,308
         Security deposit payable                                    1,800
         Stockholder advance                                         8,000
                                                              -------------
                  Total current liabilities                        358,876

Notes Payable                                                       63,488
                                                              -------------
                  Total Liabilities                                422,364

Stockholders' Deficit
         Common stock - authorized, 50,000,000
             shares of $.00001par value; issued and
             outstanding, 14,445,544 shares                           144
         Capital in excess of par value                           599,043
         Accumulated deficit                                     (972,399)
                  Total stockholders' deficit                    (373,212)
                                                             -------------
             TOTAL LIABILITIES AND
                 STOCKHOLDERS' DEFICIT                       $     49,152
                                                             =============
   The accompanying notes are an integral part of these financial statements.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Years Ended May 31, 2001 and 2000



                                                 2001                    2000
                                              ----------              ----------
Net Sales                                     $ 377,745               $ 389,534

Cost of Goods Sold                              232,518                 304,488
                                              ----------              ----------
         Gross Profit                           145,227                  85,046

Selling and Administrative Expenses             580,104                 128,130
                                              ----------              ----------
         Operating loss                        (434,877)                (43,084)

Other Income and Expense
         Rental income                           18,900                       -
         Interest expense                       (17,329)                 (4,480)
                                              ----------              ----------
Net Loss                                      $(433,802)              $ (47,564)
                                              ==========              ==========
Loss Per Share:
         Basic and Diluted                        $(.03)                  $( - )
                                                  ======                  ======



















   The accompanying notes are an integral part of these financial statements.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                    For the Years Ended May 31, 2001 and 2000


                                                                    Capital
                                          Common Stock              In Excess Of         Accumulated
                                    Shares           Amount         Par Value            Deficit                  Total
                                  ---------------------------       ------------        -------------         ------------
Balance, June 1, 1999              8,415,544        $  6,937        $ 336,750           $ (425,923)           $  (82,236)

Additional shares issued               5,000               5               (5)

Net loss for the year                                                                      (47,564)              (47,564)

Distributions                                                                              (65,110)              (65,110)
                                  ---------------------------       ------------        -------------         ------------

Balance, May 31, 2000              8,420,544           6,942          336,745             (538,597)             (194,910)

Adjustment                                            (6,858)           6,858                                          -

Sales of common stock              1,800,000              18          153,482                                    153,500

Stock issued for services            628,000               6           64,829                                     64,835

Stock issued in exchange for
         cancellation of debt        372,000               4           37,161                                     37,165

Stock issued in exchange
         for stock of
         GetToner.com, Inc.        3,225,000              32              (32)                                         -

Net loss for the year                                                                     (433,802)             (433,802)
                                  ---------------------------       ------------        -------------         ------------

Balance, May 31, 2001             14,445,544        $    144        $ 599,043           $ (972,399)           $ (373,212)
                                  ===========================       ============        =============         ============













   The accompanying notes are an integral part of these financial statements.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Years Ended May 31, 2001 and 2000

                                                                           2001            2000
                                                                      ----------       ---------
Cash Flows From Operations:
    Net loss                                                           $(433,802)       $(47,564)
    Adjustments to reconcile net loss to net cash
        (consumed) provided by operating activities:
         Depreciation and amortization                                     6,352           1,535
         Value of capital stock issued for services                       64,835              -
         Changes in current assets and liabilities:
             Increase in accounts payable and
                 accrued liabilities                                      71,214          39,053
             Increase in payroll and sales taxes payable                  61,260           1,000
             Decrease in accounts receivable                              15,493          11,493
             Decrease (increase) in inventory                              9,712          (2,390)
             Increase in liability for security deposit                    1,800              -
             (Increase) decrease in security deposits                     (3,710)            675
             Increase in prepaid expense                                     (50)           (100)
                                                                       ----------       ---------
                       Net cash (consumed) provided by operating
                        activities                                      (206,894)          3,702

Cash Flows From Investing Activities:
    Purchase of furniture and equipment                                  (10,022)             -
    Fees paid to arrange debt financing                                  (10,000)             -
                                                                       ----------       ---------
                       Net cash consumed by investing activities         (20,022)             -

Cash Flows From Financing Activities:
    Proceeds of sales of common stock                                    153,500              -
    Proceeds of borrowing                                                 98,753          60,180
    Repayments of debt                                                    (5,701)        (30,049)
    Shareholder distributions                                                 -          (65,110)
    (Decrease) increase in stockholder advances                          (10,000)         18,000
                                                                       ----------       ----------
             Net cash provided (consumed) by
                  financing activities                                   236,552         (16,979)
                                                                       ----------       ----------
             Net increase (decrease) in cash                               9,636         (13,277)

             Cash balance, beginning of period                            (5,825)          7,452
                                                                       ----------       ----------
             Cash balance, end of period                               $   3,811        $ (5,825)
                                                                       ==========       ==========

   The accompanying notes are an integral part of these financial statements.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 1.           ORGANIZATION & BUSINESS

Organization
     The Company was formed January 13, 1998 as American Precious Metals, Inc.. On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984 and was the successor entity of the merger. On December 20, 2000, the Company changed its name to American International Ventures, Inc. (AIV). On March 15, 2001, the Company acquired all of the issued and outstanding capital stock of the parent company of GetToner.com, Inc. (GetToner) in exchange for 3,225,000 shares of common stock of the Company. GetToner, along with predecessors, has been in the business of marketing office supplies since 1997. For financial accounting purposes, the merger with GetToner has been accounted for as a pooling of interests, as explain in Note 3.

Business
     GetToner, the Company's wholly owned subsidiary, markets and sells office supplies, principally imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines, and copiers. These products are sold at discounted prices to major office supply retailers. GetToner conducts its business principally through the Internet at its GetToner.com website. Since the principal source of the sales of GetToner is its website, it is not limited geographically.

     The Company, itself, was in the development stage until its acquisition of GetToner. As such, its activities were limited to the pursuit of new business ventures. As explained in Note 12, the Company has consulted with mining companies in the development of technology related to metallurgical testing.


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

     j. Segment Reporting

        The Company has organized its business into two segments: exploitation of precious metals; and sales of office supply products. The precious metals segment intends using environmentally safe methods of process, and it intends to introduce mining companies for possible acquisition, joint venture and financing. The principal products sold by the office supplies segment are disposable imaging products such as laser toner, inkjet and fax ribbon cartridges for computer printers, fax machines and copiers.

        The segments' accounting policies are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes, not including nonrecurring gains and losses. There are no intersegment sales.

        The Company's reportable business segments are discrete business units that offer different products and services. Each segment is managed separately because each requires different technologies and each markets to distinct classes of customers.

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001


Note 2 (continued)


     k. Recognition of Revenue

        Revenue is realized from product sales. Recognition occurs upon delivery.

     l. Common Stock

        Common stock of the Company has been issued in return for services. Values are assigned to these issuances equal to the value of services received or the market value of the common stock, whichever is most clearly evident.

Note 3.  POOLING OF INTERESTS

     On March 15, 2001, the Company acquired all of the outstanding stock of the parent company of GetToner. In this exchange, the Company issued 3,225,000 shares of its common stock, and the chairman of GetToner was named an officer and director of the Company. This business combination has been accounted for as a pooling of interests, with all significant intercompany balances and transactions eliminated in consolidation.

     As a result of the combination of companies, GetToner changed its fiscal year to conform to the May 31 year of the Company. There were no adjustments that resulted from this change, and no changes in the accounting practices of either company.

     The results of the separate operations of the two companies for the years ended May 31, 2001 and 2000 are summarized below.


                              2001                           2000
                      AIV            GetToner          AIV          GetToner
                  -----------------------------------------------------------
         Revenue  $       -         $ 377,745        $     -        $389,534
         Net loss   (126,656)        (307,146)        (29,537)       (18,027)

     AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS May 31, 2001


Note 4.  SEGMENT REPORTING

     Segment information is presented below for:

                             Year Ended May 31, 2001

                                        Office         Precious
                                        Supplies       Metals             Total
                                        ---------      ---------        --------
Sales to External Customers             $377,745       $     -         $377,745

Intersegment Revenue                          -              -               -

Rental Income                             18,900             -           18,900

Interest Expense                          17,329             -           17,329

Depreciation and Amortization              4,038          2,314           6,352

Segment Loss                             307,147        126,655         433,802

Other Significant Noncash Items:
    Shares of common stock issued
        for services                       2,000         62,835          64,835
    Shares of common stock issued
        in exchange for cancellation
        of debt                                          37,165          37,165

Segment Assets                            37,879         11,273          49,152

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 4 (continued)


                             Year Ended May 31, 2000


                                        Office         Precious
                                        Supplies       Metals             Total
                                        ---------      ---------       ---------
Sales to External Customers             $389,534       $      -        $389,534

Intersegment Revenue                          -               -              -

Rental Income                                 -               -              -

Interest Expense                           4,480              -           4,480

Depreciation and Amortization                 -            1,535          1,535

Segment Loss                              18,027          29,537         47,564

Segment Assets                            37,475           9,817         47,292


Note 5.  GOING CONCERN UNCERTAINTY

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

     AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS May 31, 2001



Note 6.  RELATED PARTY TRANSACTIONS

     In connection with the incorporation of GetToner, on June 5, 2000, the chairman and president of GetToner each received 135,000 shares of the common stock of GetToner and 100,000 shares of the 10% voting preferred stock of GetToner in return for services. These shares were among the shares exchanged for 3,225,000 shares of common stock of the Company in connection with the GetToner combination. Each party received 1,582,500 shares of the Company in this transaction.

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


Note 7.  PRIVATE PLACEMENT OFFERINGS

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



Note 8.  LOSS PER SHARE

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


Note 9.  NOTES PAYABLE

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

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



     This debt is summarized below:
                                               Due
                                             Currently    Long Term       Total
                                             ---------    ----------    --------
     Line of credit, with interest
      at 13.49%                              $  44,513    $     -       $ 44,513
     Line of credit, with interest
      at 8.5%                                    9,837          -          9,837
     Flex loan, with interest
      at 11%                                    24,709          -         24,709
     Note payable to bank, due
      March 2003, in monthly
      installments of $415, with
      interest at 10%                            4,341       3,973         8,314
     Note payable to bank, due
      May 2005, in monthly
      installments of $861, with
      interest at 8%                             7,654      27,287        34,941
     Note payable, due May 15, 2003,
      with interest at 16.6%                     1,132       2,908         4,040
     Note payable, due
      November 22, 2014, in monthly
      installments of $310, with interest
      at 12.25%                                    122      29,320        29,442
                                             ---------    ----------    --------
            Totals                           $  92,308    $ 63,488      $155,796
                                             =========    ==========    ========

     Maturities of long-term debt are as follows:

                   Years Ended May 31,                 Amount

                         2002                          $13,776
                         2003                           10,796
                         2004                           10,044
                         2005                              222
                         Thereafter                     28,650
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

     The following is a schedule of future minimum rental payments required under these operating leases as of May 31, 2001:

                           YEAR ENDED
                           MAY 31,                  AMOUNT
                           ----------             ---------
                            2002                  $  32,609
                            2003                     18,295
                            2004                      4,043
                                                  ---------
                                                  $  54,947
                                                  =========

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

                Year                        Year
                Ended                       Ended
                May 31,       AIV          December 31,   GetToner
                -------     --------       ------------   --------
                 2011       $103,552
                 2012        177,370
                 2019         82,978
                 2020         28,123         2020         $148,453
                 2021        126,656         2021          329,027

     Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets as follows:

                                   Current          Non-current          Total
                                   -------          -----------        --------
     Deferred Tax Assets           $68,352          $81,071            $149,423
     Realization Allowance          68,352           81,071             149,423
                                   -------          -----------        --------
      Balance Recognized           $    -           $    -             $     -
                                   =======          ===========        ========

              AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 31, 2001



Note 12.          SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

     Cash was paid for interest and income taxes during the years ended May 31, 2001 and 2000, as follows:

                                              2001              2000
                                            -------            ------
                  Interest                  $13,520            $2,760
                  Income taxes                  100               200

     There were no noncash investing activities during either the year ended May 31, 2001 or the year ended May 31, 2000. The following noncash financing activities occurred:

     a. Shares of common stock were issued during the year ended May 31, 2001 in exchange for the stock of GetToner; these totaled 3,225,000 shares.
     b. Shares of common stock were issued for services during the 2001 year; these totaled 628,000 shares.
     c. Shares of common stock were issued during the 2001 year in exchange for cancellation of $37,165 of debt; these totaled 372,000 shares.




Note 13. OTHER MATTERS

     During the year ended May 31, 2000, the Company earned a finders fee consisting of 350,000 shares of the common stock of Birch Mountain Resources, Ltd. (Birch Mountain), a company which publicly traded on the Canadian Venture Exchange (the Exchange). An additional 150,000 common shares of Birch Mountain may be earned when it has been determined by Birch Mountain that certain specified conditions have been satisfied. No assurances can be given that the Company will earn such shares. The stock of Birch Mountain was suspended from trading by the Exchange effective June 28, 2000. Restoration of its trading privileges will depend on the outcome of an investigation of Birch Mountain being conducted by the Exchange. Due to this suspension action, no value has been assigned to the Birch Mountain stock on the books of the Company. The trading price of Birch Mountain on May 16, 2000 was $.95 per share. The June 30, 2000 unaudited financial statements of Birch Mountain contained total assets of $13,933,000, net equity of $13,575,000, and total revenue of zero.