Form 10QSB
period 2001-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2002-08-15
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE Act of 1934 for the transition period from ___ to ___.

Commission File Number 0-30368

                         American International Ventures, Inc.

                       --------------------------------------------

                      (Name of Small Business Issuer in its charter)

   Delaware                                         22-3489463

-------------------------------            ---------------------------

(State or other jurisdiction of          (I.R.S. Employer Identification no.)

 incorporation or organization)

                  260 Garibaldi Avenue, Lodi, New Jersey 07644

                  --------------------------------------------

                    (Address of principal executive offices)

                                 (973) 335-4400

               -------------------------------------------------

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

                                   --------------

                                  (Title of Class)

Indicate  by check  mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities  Exchange Act of 1934 during the  proceeding  12 months and (2) has been  subject to such filing requirements for the past 90 days.

(1) Yes: [ ]    No: [X]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of the close of the period covered by this report:

14,445,544 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

                          PART I -FINANCIAL INFORMATION

                                                                  Page Number

Item 1.   Financial Statements (Unaudited):

       Balance Sheet at August 31, 2001 and May 31, 2001-------------- 3

       Consolidated Statements of Operations and Accumulated Deficit

       for the three months ended August 31, 2001 and the three months ended August 31, 2000------------------------------------------ 4

       Consolidated Statements of Cash Flows for the three months ended August 31, 2001 and Cumulative from Inception ----------- 5

       Notes to Financial Statements --------------------------------- 6

Item 2. Management's Discussion and Analysis or Plan of Operations ----7

                                     PART II

Item 1.   Legal Proceedings -----------------------------------------  10

Item 2.   Changes in Securities -------------------------------------  10

Item 3.   Defaults Upon Senior Securities ---------------------------  10

Item 4.   Submission of Matters to a Vote of Security Holders -------  10

Item 5.   Other information -----------------------------------------  10

Item 6.   Exhibits and Reports on Form-K-----------------------------  10

Signatures ----------------------------------------------------------  10

#

Item 1. Financial Statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

August 31,

   May 31,

     2001

     2001

Current Assets

Cash

$         105

$      3,811

Accounts receivable, less allowance for

    doubtful accounts

        7,465

      13,145

Inventory

        3,659

        3,178

Prepaid expense

           150

           150

Total current assets

      11,379

      20,284

Fixed Assets

Office furniture and equipment

      21,589

      21,589

Less, accumulated depreciation

        7,874

        6,682

Net fixed assets

      13,715

      14,907

Other Assets

Deferred financing cost

        7,917

        8,417

Security deposits

         -

        5,544

Stockholder advance

           400

         -

Total other assets

        8,317

      13,961

    TOTAL ASSETS

$    33,411

$    49,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable

$   197,723

$  194,508

Payroll and sales taxes payable

       82,992

      62,260

Notes payable, due currently

       99,565

      92,308

Security deposit payable

          -

        1,800

Stockholder advance

       13,000

        8,000

Total current liabilities

     393,280

    358,876

Notes Payable

       60,116

      63,488

Total Liabilities

     453,396

    422,364

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued and

    outstanding, 14,445,544 shares

            144

           144

Capital in excess of par value

     599,043

    599,043

Accumulated deficit

 (1,019,172)

   (972,399)

Total stockholders’ deficit

    (419,985)

   (373,212)

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     33,411

$    49,152

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters Ended August 31, 2001 and 2000

    2001

    2000

Net Sales

$   90,358

$133,804

Cost of Goods Sold

     23,401

    40,477

Gross Profit

     66,957

    93,327

Selling and Administrative Expenses

   117,198

    79,351

Operating profit (loss)

    (50,241)

    13,976

Other Income and Expense

Rental income

       6,750

        -

Interest expense

      (3,282)

     (1,850)

Net Profit (Loss)

$  (46,773)

$  12,126

Loss Per Share:

Basic and Diluted

     $( - )

    $( - )

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended August 31, 2001 and 2000

     2001

    2000

Cash Flows From Operations:

    Net profit (loss)

$  (46,773)

$  12,126

    Adjustments to reconcile net profit (loss) to net

        cash provided (consumed) by operating activities:

Depreciation and amortization

       1,692

      1,276

Changes in current assets and liabilities:

    Increase in payroll and sales taxes payable

     20,732

      3,796

    Decrease (increase) in accounts receivable

       5,680

   (15,055)

    Decrease (increase) in security deposits

       5,544

     (5,000)

    Increase in accounts payable and

accrued liabilities

       3,215

    36,580

    Decrease in liability for security deposit

      (1,800)

        -

    Increase in inventory

         (481)

     (4,430)

    Increase in prepaid expense

         -

          (50)

Net cash provided (consumed) by operating

    activities

    (12,191)

    29,243

Cash Flows From Investing Activities:

    Purchase of furniture and equipment

         -

     (3,327)

    Fees paid to arrange debt financing

         -

   (10,000)

Net cash consumed by investing activities

         -

   (13,327)

Cash Flows From Financing Activities:

    Proceeds of borrowing

     14,153

    18,727

    Repayments of debt

    (10,268)

  (18,000)

    Increase in stockholder advances

       4,600

       -

    Net cash provided (consumed) by

financing activities

       8,485

       (727)

    Net decrease in cash

      (3,706)

  (16,643)

    Cash balance, beginning of period

       3,811

    (5,825)

    Cash balance, end of period

$        105

$  10,818

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

August 31, 2001

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. and its subsidiary (“the Company”) as of August 31, 2001 and for the three month periods ended August 31, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter ended August 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2002.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2001.

Item 2.

Management's Discussion and Analysis or Plan of Operations

Overview

------------

In March 2001, the Company acquired all the issued and outstanding capital stock of TLM Industries, Inc. (“TLM”). TLM thereafter merged with its wholly owned subsidiary, GetToner.com, Inc. ("GetToner"), pursuant to which GetToner was the surviving entity. For the period represented by this filing, GetToner is a wholly owned subsidiary of the Company, and is engaged in the business of selling office supply products, principally disposable imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines and copiers.

Prior to the transaction with TLM and GetToner, the Company’s operations were limited to providing certain consulting services to mining companies. These services included, the review of existing and introduction of new, assay processes, and the introduction of technical personnel and sources of investment capital. During 1999, the Company provided consulting services to Birch Mountain Resources Ltd., a company trading on the Canadian Venture Exchange (symbol: BMD.V) under an arms length agreement. The Company introduced technical consultants to Birch Mountain that advanced certain mining assay procedures employed by Birch Mountain. In exchange for providing services to Birch Mountain, the Company may be entitled to receive a total of 500,000 shares of common stock of Birch Mountain, of which 350,000 shares have been received to date by the Company. The remaining 150,000 shares will be issued to the Company contingent upon Birch Mountain developing a proprietary assay procedure that meets certain established standards. At this time, the Company is uncertain as to whether it will receive the remaining 150,000 shares of Birch Mountain common stock. The Company may explore the possibility of providing similar consulting services to other mining companies in the future, although it has no present arrangement with any other mining company.  The Company expects that it will be able to provide such services based upon the contacts and limited expertise of the Company’s Chairman and President. The Company, however, in the performance of these services may be required to augment its expertise by retaining consultants from time to time in the mining industry. The Company believes that these consultants are readily available in the industry at reasonable rates.

Period ended August 31, 2001 compared with period ended August 31, 2000.

----------------------------------------------------------------------

Revenues for period ended August 31, 2001 were $90,358 which represents a decrease of $43,446 or 32.5% from revenues of $133,804 for the comparable period in 2000. The revenues for both periods reflect sales from the Company’s subsidiary, GetToner.com. The decrease was due to a shift in product mix and market emphasis. Prior to 2001, a significant portion of sales was directed to wholesalers purchasing register tapes, which produced higher revenues per sale but carried lower profit margins.  During 2001, GetToner shifted its sales emphasis to retail customers purchasing inkjet and laser toner cartridges through the Internet and other sales channels, which produced smaller revenues per sale but carry higher profit margins.

Cost of goods sold for the 2001 period totaled $23,401 or 25.9% of total revenue contrasted with $40,477 or 30.3% of total revenue for the 2000 period. The decrease in cost of sales on a percentage basis for the 2001 period reflects the higher margins associated with the shift in product mix and market emphasis described above.  Gross profit for the 2001 period was $66,957 compared with $93,327 for the 2000 period. The decrease of $26,370 or 28.3% reflects the reduced sales for the 2001 period.

Selling and administrative expenses which consists of marketing expenses, salaries, rent, and other general and administrative expenses were $117,198 for the 2001 period contrasted with $79,351 for the prior year end period. The increase of $37,847 or 47.7% from the prior period is due principally to increased salaries and related expenses paid to GetToner’s two officers. The amount also includes other costs associated with the shift in product mix and market emphasis discussed above, such as, higher advertising and marketing costs and salaries and related costs for one technical employee hired during 2001, as well as increased rent for its larger offices.

Operating loss for the 2001 period was $50,241 compared with an operating gain of $13,976 for the prior period. The change in operating income (loss) of ($64,217) or 459% from the prior period is due to principally to the higher selling and administrative expenses as discussed above slightly offset by the higher gross profit associated with the new product mix described above. No research and development costs were incurred during the 2001 or 2000 periods, and there is no seasonal impact on the Company's sales.

Rental income was $6,750 for the 2001 period compared with none for the prior period. During 2001, the Company subleased part of GetToner’s office space to a third party. No such arrangement existed during 2000.  Interest expense on long and short term debt totaled $3,280 contrasted with $1,850 for the prior period. The increase of $1,432 or 77% is due to an increase in credit card and bank debt which was incurred during the period to support the operations of GetToner.

Liquidity And Capital Resources.

As of August 31, 2001, the Company's working capital deficit was $381,901 compared with a working capital deficit of $338,592 for the prior period. The increase in deficit for 2001 reflects the operational losses sustained by GetToner during this period.

During fiscal year 1999 and continuing through February 2001, prior to the acquisition of  TLM and GetToner, the Company's capital requirements have been insignificant due to its relatively limited operations. During this period its capital requirements have been funded principally through the private placement of its common stock and from loans from the Company's President and Chairman. During fiscal 2001 and in connection with the acquisition of GetToner, the Company raised $153,500 from the private placement of 1,800,000 shares of common stock at prices ranging from $0.06 to $0.10 per unit. Of the shares sold, 650,000 were sold as units, each of which included a warrant entitling the holder to purchase an additional share at anytime during the ensuing year at a price of $1 per share. The proceeds were used to fund the operation of GetToner. In February 2001, the Company and its Chairman and President each agreed to certain compensation arrangements for the one-year period ending May 31, 2001. In consideration for acting as chairman and president of the Company for such period, the Company issued 300,000 shares of common stock of each such officer. In addition, during February 2001, the Company issued 200,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company’s Chairman and issued 200,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's President.

During the period ended August 31, 2001, the Company’s subsidiary, GetToner, received a loan from one of its officers in the amount of $4,600 to fund the operations of GetToner.

GetToner has experienced significant losses.  GetToner is uncertain as to when it will achieve profitable operations, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of GetToner to continue as a going concern. In his report on the consolidated financial statements for the year ended May 31, 2001, the Company’s independent auditor included an explanatory paragraph regarding its ability to continue as going concern.

Forward Looking Statements.

Forward Looking Statements

Certain of the statements contained in this Quarterly Report on Form 10-QSB include "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). See the Company's Annual Report on Form 10-KSB for the period ending May 31, 2001 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, absence of significant operating revenue, and the need for additional capital; lack of established marketing strategy; sale of compatible and remanufactured products; and competition; among other factors. Readers are urged to refer to the section entitled “Cautionary Statements” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties.

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2002

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

Chief Financial Officer