Form 10QSB
period 2001-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2003-06-18
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2001

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

      -Consolidated Balance Sheet at November 30, 2001

         and May 31, 2001----------------------------------------------3

      -Consolidated Statements of Operations

       for the six months ended November 30, 2001 and the six months ended November 30, 2000-----------------------------------------4

      -Consolidated Statements of Operations

       for the three months ended November 30, 2001 and the three months ended November 30, 2000----------------------------------5

      -Consolidated Statements of Cash Flows for the six months

       ended November 30, 2001 and the six months

       ended November 30, 2000 ----------------------------------------6

      -Notes to Financial Statements ----------------------------------7

Item 2. Management's Discussion and Analysis or Plan of Operations ----8

Item 3. Controls and Procedures.---------------------------------------10

                                     PART II

Item 1.   Legal Proceedings -------------------------------------------11

Item 2.   Changes in Securities ---------------------------------------11

Item 3.   Defaults Upon Senior Securities -----------------------------11

Item 4.   Submission of Matters to a Vote of Security Holders ---------11

Item 5.   Other information -------------------------------------------11

Item 6.   Exhibits and Reports on Form-K-------------------------------11

Signatures ------------------------------------------------------------11

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

November 30,

     May 31,

        2001

        2001

Current Assets

Cash

$      1,390

$      3,811

Accounts receivable, less allowance for

    doubtful accounts

        4,630

      13,145

Inventory

        1,717

        3,178

Prepaid expense

           150

           150

Total current assets

        7,887

      20,284

Fixed Assets

Office furniture and equipment

      15,682

      21,589

Less, accumulated depreciation

        7,376

        6,682

Net fixed assets

        8,306

      14,907

Other Assets

Deferred financing cost

        7,417

        8,417

Security deposits

           550

        5,544

Stockholder advance

           400

         -

Total other assets

        8,367

      13,961

    TOTAL ASSETS

$    24,560

$    49,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable

$   332,987

$  194,508

Payroll and sales taxes payable

       84,437

      62,260

Notes payable, due currently

       94,316

      92,308

Security deposit payable

           -

        1,800

Stockholder advance

       13,000

        8,000

Total current liabilities

     524,740

    358,876

Notes Payable

       54,580

      63,488

Total Liabilities

     579,320

    422,364

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued and

    outstanding, 14,445,544 shares

            144

           144

Capital in excess of par value

     599,043

    599,043

Accumulated deficit

 (1,153,947)

   (972,399)

Total stockholders’ deficit

    (554,760)

   (373,212)

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     24,560

$    49,152

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Month Periods Ended November 30, 2001 and 2000

    2001

    2000

Net Sales

$ 185,877

$ 196,702

Cost of Goods Sold

   119,807

   128,922

Gross Profit

     66,070

     67,780

Selling and Administrative Expenses

  (236,396)

   (216,649)

Operating profit (loss)

  (170,326)

  (148,869)

Other Income and Expense

Rental income

       6,750

       5,400

Loss on sales of furniture

      (3,259)

         -

Interest expense

    (14,713)

      (3,663)

Net Loss

$(181,548)

$(147,132)

Loss Per Share:

Basic and Diluted

     $( .01 )

    $( .01 )

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended November 30, 2001 and 2000

    2001

    2000

Net Sales

$   95,519

$   62,898

Cost of Goods Sold

     96,406

     88,445

Gross Profit (Loss)

        (887)

    (25,547)

Selling and Administrative Expenses

   119,198

   137,298

Operating profit (loss)

  (120,085)

  (162,845)

Other Income and Expense

Rental income

         -

       5,400

Loss on sales of furniture

      (3,259)

         -

Interest expense

    (11,431)

      (1,813)

Net Loss

$(134,775)

$(159,258)

Loss Per Share:

Basic and Diluted

     $( .01 )

    $( .01 )

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended November 30, 2001 and 2000

     2001

    2000

Cash Flows From Operations:

    Net loss

$(181,548)

$(147,132)

    Adjustments to reconcile net loss to net cash

        consumed by operating activities:

Depreciation and amortization

       3,142

       2,968

Loss on sales of furniture

       3,259

         -

Changes in current assets and liabilities:

    Increase in payroll and sales taxes payable

     22,177

       4,913

    Decrease (increase) in accounts receivable

       8,515

    (14,394)

    Decrease (increase) in security deposits

       4,994

      (5,210)

    Increase in accounts payable and

accrued liabilities

   138,479

     23,667

    Increase in liability for security deposit

      (1,800)

     10,000

    Decrease in inventory

       1,461

       4,909

    Increase in prepaid expense

         -

          (50)

Net cash consumed by operating

    activities

      (1,321)

  (120,329)

Cash Flows From Investing Activities:

    Purchase of furniture and equipment

         -

    (10,022)

    Proceeds of sales of furniture

       1,200

         -

    Fees paid to arrange debt financing

         -

    (10,000)

Net cash provided (consumed) by

    investing activities

       1,200

    (20,022)

Cash Flows From Financing Activities:

    Proceeds of sales of capital stock

         -

      37,500

    Proceeds of borrowing

     14,153

    143,775

    Repayments of debt

    (21,053)

     (18,522)

    Increase (decrease) in stockholder advances

       4,600

     (10,000)

    Net cash provided (consumed) by

financing activities

      (2,300)

    152,753

    Net increase (decrease) in cash

      (2,421)

      12,402

    Cash balance, beginning of period

       3,811

      (5,825)

    Cash balance, end of period

$     1,390

$     6,577

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

November 30, 2001

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. and its subsidiary (“the Company”) as of November 30, 2001 and for the three and six month periods ended November 30, 2001 and 2000, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the six months ended November 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2002.

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

-------

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

Prior to the transaction with TLM and GetToner, the Company’s operations were limited to providing limited consulting services to mining companies. These services included, the review of existing, and introduction of new, assay processes, and the introduction of technical personnel and sources of investment capital. During 1999, the Company provided consulting services to Birch Mountain Resources Ltd., a company trading on the Canadian Venture Exchange (symbol: BMD.V) under an arms length agreement. The Company introduced technical consultants to Birch Mountain that advanced certain mining assay procedures employed by Birch Mountain. In exchange for providing services to Birch Mountain, the Company may be entitled to receive a total of 500,000 shares of common stock of Birch Mountain, of which 350,000 shares have been received to date by the Company. The remaining 150,000 shares will be issued to the Company contingent upon Birch Mountain developing a proprietary assay procedure that meets certain established standards. At this time, the Company is uncertain as to whether it will receive the remaining 150,000 shares of Birch Mountain common stock. The Company may explore the possibility of providing similar consulting services to other mining companies in the future, although it has no present arrangement with any other mining company.  The Company expects that it will be able to provide such services based upon the contacts and limited expertise of the Company’s Chairman and President. The Company, however, in the performance of these services may be required to augment its expertise by retaining consultants from time to time in the mining industry. The Company believes that these consultants are readily available in the industry at reasonable rates.

Six month period ended November 30, 2001 compared with six month period ended November 30, 2000.

----------------------------------------------------------------------

Revenues for six month period ended November 30, 2001 were $185,877 which represents a decrease of $10,825 or 5.5% from revenues of $196,702 for the comparable period in 2000. The revenues for both period relate to sales of GetToner products. The decrease was due to a slight shift in product mix and market emphasis. Prior to 2001, a significant portion of sales was directed to wholesalers purchasing register tapes, which produced higher revenues per sale but carried lower profit margins.  During parts of 2001, GetToner began to shift its sales emphasis to retail customers purchasing inkjet and laser toner cartridges through the Internet and other sales channels, which produced smaller revenues per sale but carry higher profit margins.

Cost of goods sold for the 2001 period totaled $119,807 or 64.5% of total revenue contrasted with $128,922 or 65.5% of total revenue for the 2000 period. Gross profit for the 2001 period was $66,070 compared with $67,780 for the 2000 period.

Selling and administrative expenses which consists of marketing expenses, salaries, rent, and other general and administrative expenses were $236,396 for the 2001 period contrasted with $216,649 for the prior period. The increase of $31,780 or 14.7% from the prior period is due principally to increased salaries and related expenses paid to GetToner’s two officers during 2001 compared with the prior period. The amount for the 2001 period also reflects higher advertising and marketing costs for GetToner, costs for one technical employee hired during 2001 by GetToner, and increased rent for GetToner’s larger offices occupied in during the second quarter of 2000.

Operating loss for the 2001 period was $170,326 compared with an operating loss of $148,869 for the prior period. The increase in operating loss of $21,457 or 14.4% from the prior period is due to the higher selling and administrative expenses as discussed above. No research and development costs were incurred during the 2001 or 2000 periods, and there is no seasonal impact on the Company's sales.

Rental income was $6,750 for the 2001 period compared with $5,400 for the prior period. The rental income relates to part of GetToner’s office space which was subleased to a third party during the second quarter of 2000. Interest expense on long and short term debt totaled $14,713 contrasted with $3,663 for the prior period. The increase of $11,050 or 302% is due to principally to an increase in credit card debt which was incurred during the period to support the operations of GetToner. In addition during the 2001 period, GetToner sold furniture at a loss in the amount of $3,259.

The net loss for the 2001 period was $181,548 compared with $147,132 for the prior period. The increase in net loss of $34,416 or 23.4% for the 2002 period is due to reasons discussed above.

Liquidity And Capital Resources.

As of November 30, 2001, the Company's working capital deficit was $516,853 compared with a working capital deficit of $338,592 for the prior period. The increase in deficit for 2001 reflects the operational losses sustained by GetToner during this period.

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

GetToner has experienced significant losses.  GetToner is uncertain as to when it will achieve profitable operations. The Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of GetToner to continue as a going concern. In his report on the consolidated financial statements for the year ended May 31, 2001, the Company’s independent auditor included an explanatory paragraph regarding its ability to continue as going concern.

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

Item 3. CONTROLS AND PROCEDURES.

(a)

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

(b)

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K

99.1

Certification under Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 16, 2003

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

Principal Financial Officer and

Principal Executive Officer

CERTIFICATION

I, Jack Wagenti, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American International Ventures, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am the registrant's sole certifying officer and am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Jack Wagenti

Jack Wagenti

Principal Financial Officer

And Principal Executive Officer