Form 10QSB
period 2002-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2003-07-11
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 28, 2002

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

      -Consolidated Balance Sheet at February 28, 2002

         and May 31, 2001----------------------------------------------3

      -Consolidated Statements of Operations

       for the nine months ended February 28, 2002 and the nine months ended February 28, 2001-----------------------------------------4

      -Consolidated Statements of Operations

       for the three months ended February 28, 2002 and the three months ended February 28, 2001----------------------------------5

      -Consolidated Statements of Cash Flows for the nine months ended February 28, 2002 and the nine months

       ended February 28, 2000 ----------------------------------------6

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

Item 4.   Submission of Matters to a Vote of Security Holders ---------11

Item 5.   Other information -------------------------------------------11

Item 6.   Exhibits and Reports on Form-K-------------------------------11

Signatures ------------------------------------------------------------11

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

       February 28, 2002

           May 31, 2001

            (Unaudited)

               (Audited)

Current Assets

Cash

$      3,378

$      3,811

Accounts receivable, less allowance for

    doubtful accounts

        3,865

      13,145

Inventory

        1,284

        3,178

Prepaid expense

           150

           150

Total current assets

        8,677

      20,284

Fixed Assets

Office furniture and equipment

      15,682

      21,589

Less, accumulated depreciation

        8,206

        6,682

Net fixed assets

        7,476

      14,907

Other Assets

Deferred financing cost

        6,917

        8,417

Security deposits

           550

        5,544

Stockholder advance

           400

         -

Total other assets

        7,867

      13,961

    TOTAL ASSETS

$    24,020

$    49,152

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable

$   366,438

$  194,508

Payroll and sales taxes payable

       77,092

      62,260

Notes payable, due currently

     100,979

      92,308

Security deposit payable

           -

        1,800

Stockholder advance

       19,500

        8,000

Total current liabilities

     564,009

    358,876

Notes Payable

       53,354

      63,488

Total Liabilities

     617,363

    422,364

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001 par value; issued and

    outstanding, 14,445,544 shares

            144

           144

Capital in excess of par value

     599,043

    599,043

Accumulated deficit

 (1,192,530)

   (972,399)

Total stockholders’ deficit

    (593,343)

   (373,212)

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     24,020

$    49,152

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Month Periods Ended February 28, 2002 and 2001

(Unaudited)

    2002

    2001

Net Sales

$ 261,749

$ 301,373

Cost of Goods Sold

   165,600

   162,569

Gross Profit

     96,149

   138,804

Selling and Administrative Expenses

   284,864

   438,537

Operating loss

  (188,715)

 (299,733)

Other Income and Expense

Rental income

       6,750

     12,150

Loss on sales of furniture

      (3,259)

         -

Interest expense

    (34,907)

      (5,887)

Net Loss

$(220,131)

$(293,470)

Loss Per Share:

Basic and Diluted

     $( .01 )

    $( .02 )

Weighted Average Number of Shares Outstanding

14,445,544

12,203,878

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended February 28, 2002 and 2001

(Unaudited)

    2002

    2001

Net Sales

$   75,872

$ 104,671

Cost of Goods Sold

     45,793

     33,647

Gross Profit

     30,079

     71,024

Selling and Administrative Expenses

     48,468

   221,888

Operating loss

    (18,389)

  (150,864)

Other Income and Expense

Rental income

         -

       6,750

Loss on sales of furniture

         -

         -

Interest expense

    (20,194)

      (2,224)

Net Loss

$  (38,583)

$(146,338)

Loss Per Share:

Basic and Diluted

     $   -

    $( .01 )

Weighted Average Number of Shares Outstanding

14,445,544

13,020,544

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended February 28, 2002 and 2001

(Unaudited)

     2002

    2001

Cash Flows From Operations:

    Net loss

$(220,131)

$(293,470)

    Adjustments to reconcile net loss to net cash

        consumed by operating activities:

Depreciation and amortization

       4,472

       4,660

Loss on sales of furniture

       3,259

         -

Changes in current assets and liabilities:

    Increase in payroll and sales taxes payable

     14,832

     32,610

    Decrease (increase) in accounts receivable

       9,280

    (14,394)

    Decrease (increase) in security deposits

       4,994

      (3,710)

    Increase in accounts payable and

accrued liabilities

   171,930

     17,320

    Increase in liability for security deposit

      (1,800)

       1,800

    Decrease in inventory

       1,894

       4,909

    Increase in prepaid expense

         -

          (50)

Net cash consumed by operating

    activities

    (11,270)

  (250,325)

Cash Flows From Investing Activities:

    Purchase of furniture and equipment

         -

    (10,022)

    Proceeds of sales of furniture

       1,200

         -

    Fees paid to arrange debt financing

         -

    (10,000)

Net cash provided (consumed) by

    investing activities

       1,200

    (20,022)

Cash Flows From Financing Activities:

    Proceeds of sales of capital stock

         -

    228,499

    Proceeds of borrowing

     23,393

      52,089

    Repayments of debt

    (24,856)

          -

    Increase (decrease) in stockholder advances

     11,100

        5,000

    Net cash provided (consumed) by

financing activities

       9,637

    285,588

    Net increase (decrease) in cash

         (433)

      15,241

    Cash balance, beginning of period

       3,811

      (5,825)

    Cash balance, end of period

$     3,378

$     9,416

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

February 28, 2002

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. and its subsidiary (“the Company”) as of February 28, 2002 and for the three and nine month periods ended February 28, 2002 and 2001, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the six months ended February 28, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2002.

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

#

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

Prior to the transaction with TLM and GetToner, the Company’s operations consisted of providing limited consulting services to mining companies. These services included, the review of existing, and introduction of new, assay processes, and the introduction of technical personnel and sources of investment capital. During 1999, the Company provided consulting services to Birch Mountain Resources Ltd., a company trading on the Canadian Venture Exchange (symbol: BMD.V) under an arms’ length agreement. The Company introduced technical consultants to Birch Mountain that advanced certain mining assay procedures employed by Birch Mountain. In exchange for providing services to Birch Mountain, the Company may be entitled to receive a total of 500,000 shares of common stock of Birch Mountain, of which 350,000 shares have been received to date by the Company. The remaining 150,000 shares will be issued to the Company contingent upon Birch Mountain developing a proprietary assay procedure that meets certain established standards. At this time, the Company is uncertain as to whether it will receive the remaining 150,000 shares of Birch Mountain common stock. The Company may explore the possibility of providing similar consulting services to other mining companies in the future, although it has no present arrangement with any other mining company.  The Company expects that it will be able to provide such services based upon the contacts and limited expertise of the Company’s Chairman and President. The Company, however, in the performance of these services may be required to augment its expertise by retaining consultants from time to time in the mining industry. The Company believes that these consultants are readily available in the industry at reasonable rates.

Nine month period ended February 28, 2002 compared with nine month period ended February 28, 2001.

----------------------------------------------------------------------

Revenues for nine month period ended February 28, 2002 were $261,749 which represents a decrease of $39,624 or 13.1% from revenues of $301,373 for the comparable period in 2001. The revenues for both periods relate to sales of GetToner products. The decrease in revenues was due to a slight shift in product mix and market emphasis. Prior to 2001, a significant portion of GetToner sales was directed to wholesalers purchasing register tapes, which produced higher revenues per sale but carried lower profit margins.  During part of 2001, GetToner began to shift its sales emphasis to retail customers purchasing inkjet and laser toner cartridges through the Internet and other sales channels, which produced smaller revenues per sale with projected higher profit margins. During late fiscal 2002, the Company began to experience lower selling prices due to increased competition and higher product costs due to supplier changes, both of which reduced the projected higher margins of its cartridge sales.

Cost of goods sold for the 2002 period totaled $165,600 or 63.3% of total revenue contrasted with $162,569 or 53.9% of total revenue for the 2001 period. Gross profit for the 2002 period was $96,149 compared with $138,804 for the 2001 period.

Selling and administrative expenses which consists of marketing expenses, salaries, rent, and other general and administrative expenses were $284,864 for the 2002 period contrasted with $438,537 for the prior period. The decrease of $153,673 or 35% from the prior period reflects the payment of salaries to two officers of the Company which occurred during the 2001 period, and reduced advertising and marketing costs and professional costs for GetToner during the 2002 period.

Operating loss for the 2002 period was $188,715 compared with an operating loss of $299,733 for the prior period. The decrease in operating loss of $111,018 or 37% from the prior period is due to lower selling and administrative costs partially offset by reduced sales, both of which are discussed above. No research and development costs were incurred during the 2002 or 2001 periods, and there is no seasonal impact on the Company's sales.

Rental income was $6,750 for the 2002 period compared with $12,150 for the prior period. The rental income relates a sublease of part of GetToner’s office space which occurred during the second quarter of 2000 and terminated in third quarter of 2001. Interest expense on long and short term debt totaled $34,907 for the current period contrasted with $5,887 for the prior period. The increase of $29,020 or 493% is due principally to an increase in credit card debt which was incurred during the current period to support the operations of GetToner. In addition during the 2002 period, GetToner sold furniture at a loss in the amount of $3,259.

The net loss for the 2002 period was $220,131 of $0.01 per share compared with $293,470 or $0.02 per share for the prior period. The increase in net loss of $73,339 or 25% for the 2002 period is due to reasons discussed above.

Liquidity And Capital Resources.

As of February 28, 2002, the Company's working capital deficit was $555,332 compared with a working capital deficit of $338,592 for the year ended May 31, 2001. The increase in the working capital deficit reflects the operational losses sustained by GetToner during this period.

During fiscal year 1999 and continuing through February 2001, prior to the acquisition of TLM and GetToner, the Company's capital requirements have been insignificant due to its relatively limited operations. During this period its capital requirements have been funded principally through the private placement of its common stock and from loans from the Company's President and Chairman. During fiscal 2001 and in connection with the acquisition of GetToner, the Company raised $153,500 from the private placement of 1,800,000 shares of common stock at prices ranging from $0.06 to $0.10 per unit. Of the shares sold, 650,000 were sold as units, each of which included a warrant entitling the holder to purchase an additional share at anytime during the ensuing year at a price of $1 per share. The proceeds were used to fund the operations of GetToner. In February 2001, the Company and its Chairman and President each agreed to certain compensation arrangements for the one-year period ending May 31, 2001. In consideration for acting as chairman and president of the Company for such period, the Company issued 300,000 shares of common stock of each such officer. In addition, during February 2001, the Company issued 200,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company’s Chairman and issued 200,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's President.

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

#

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

Dated: July 10, 2003

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

Principal Accounting Officer and

Principal Executive Officer

#

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

Date: July 10, 2003

/s/ Jack Wagneti

Jack Wagenti

Principal Accounting Officer

And Principal Executive Officer

#