Form 10KSB
period 2002-12-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2003-12-19
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2002

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

(973) 471-7327

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

(1)  [   ] Yes       [ X ]    No

(2)  [X] Yes       [    ]    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The registrant's revenues for its most recent fiscal year were: $349,096

As of May 31, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $2,578,160. This calculation is based upon the average of the bid price of $0.11 and asked price of $0.22 of the common stock on May 31, 2002.

The number of shares  outstanding of the registrant's class of common stock on May 31, 2002 was 19,752,210 shares.

Disclosure Regarding Cautionary Statements.

-------------------------------------------------------

Cautionary Statements.

Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND NEED FOR ADDITIONAL CAPITAL. As of May 31, 2002, the Company audited financial statements reflect total assets of $91,660, total current liabilities of $608,179, and a working capital deficit of $530,730. In addition, the financial statements for fiscal year ended May 31, 2002 reflect that the Company recorded $349,096 in revenues and loss from operations of $355,310.

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

IMMEDIATE AND FUTURE MARKETING STRATEGY. The success of GetToner, in addition to other factors, will be dependent upon a successful product marketing strategy. This strategy includes print and internet media advertising (See “Business of GetToner-Sales and Marketing”). Although GetToner believes its marketing strategy will result in increased sales, this strategy is relatively untested, and, no assurances can be given that this marketing strategy will prove successful. Moreover, in addition to its immediate marketing strategy, the Company will be required to dedicate significant resources for future marketing efforts of GetToner. If the Company is unsuccessful in these marketing efforts, it will have a material adverse impact upon the Company.

SALE OF COMPATIBLE AND REMANUFACTURED PRODUCTS. GetToner’s core business is and will continue to be the sale of compatible and remanufactured inkjet and laser toner cartridges. These cartridges are an alternative to original equipment manufactured (OEM) products. The business of selling non-OEM products is subject to certain risks. OEMs have attempted to protect their businesses by continually altering their products and/or improving the quality and sophistication of its products, and by taking an aggressive position in the defense of their patents, copyrights, and trademarks. In the event OEMs are able to successfully protect their businesses in the future through one or more business strategies so as to limit or reduce the use of non-OEM products, such event or events will have a material adverse impact upon the business of the Company.

RELIANCE UPON DISTRIBUTORS/VENDORS. GetToner presently purchases and will purchase in the future products from a number of distributors or vendors. In the event its relationship with one or more distributors or vendors is terminated for any reason, such event may have a material adverse impact upon the business of GetToner.

COMPETITION. GetToner faces competition from, major retailers such as Staples, Office Max and Office Depot, from other independent office supply stores, and from other e-tailers of office supplies. Many of these companies have greater resources, including financial, marketing and purchasing, than GetToner. These major retailers sell products through their retail outlets and through their websites. It is conceivable that one or more of these major retailers could engage in a loss leader or deep discounted policy for products similar to GetToner’s core products. In addition, GetToner also may face increased competition from the growth of other e-tailers that have a business model identical or similar to that of GetToner. Finally, it is likely that if GetToner business develops, for which no assurances can be given, it will face increased competition from both existing and new sources. The occurrence of one or more of the competitive events could have an adverse impact upon GetToner and its business.

LACK OF PROPRIETARY PROTECTION. Although management has developed GetToner’s business, which includes certain marketing and pricing strategies, the business model itself is not subject to any proprietary protection by law or otherwise. Consequently, it is conceivable that GetToner’s business model could be replicated or otherwise developed by third parties. The occurrence of such event would result in a loss of the competitive advantages of GetToner and could cause a material adverse impact upon GetToner and its business. In addition, due to the non-proprietary nature of its business, the valuation of the Company’s business in both the private and public markets could be lessened.

MANAGEMENT AND DEPENDENCE ON MANAGEMENT. The ability of the Company to conduct its business affairs in a successful fashion will be subject to the capabilities and business acumen of current management. Accordingly, no person should purchase the Company’s common stock unless such person is willing to entrust all aspects of the business affairs of the Company to its current management.

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

Item 1. Description of Business

GENERAL.

-------------

American International Ventures, Inc., (the "Company") was originally organized as Lucky Seven Gas and Minerals,  Inc., under the laws of the State of Pennsylvania on July 16, 1984. The name was changed to Lucky Seven Gold Mines,  Inc. on June 24, 1996.  American Precious Metals,  Inc was formed January 13, 1998 under the laws of the State of Delaware.  On March 16,1998 Lucky Seven Gold Mines,  Inc. merged into American Precious Metals, Inc., the surviving corporation. The name was changed to American Global Enterprises, Inc. on November 13, 2000 and changed again on December 21, 2000 to American International Ventures, Inc.

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

Prior to the transaction with TLM and GetToner, the Company’s operations were limited to providing certain consulting services to mining companies. These services included, the review of existing and introduction of new assay processes, and the introduction of technical personnel and sources of investment capital. In this regard, during 1999, the Company introduced technical consultants to Birch Mountain that advanced certain mining assay procedures employed by Birch Mountain. In June 1999, the Company entered into a Finder’s Fee Agreement with Birch Mountain Resources Ltd to evidence these services. Pursuant to the agreement, the Company may be entitled to receive a total of 500,000 shares of common stock of Birch Mountain, of which 350,000 shares to date has been received by the Company. The remaining 150,000 shares will be issued to the Company contingent upon Birch Mountain developing a proprietary assay procedure that meets certain established standards. No assurances can be given that the remaining 150,000 shares of common stock of Birch Mountain will be issued to the Company.

In the second calendar quarter of 2002, the Company undertook to restructure its management and redirect its efforts towards the mining industry. In April 2002, the Company entered into an agreement with Messrs. Barry Downs, Robert G. Carrington, and Samuel G. Nunnemaker, pursuant to which Mr. Downs was appointed Chief Executive Officer, and Messrs. Carrington and Nunnemaker was appointed Chairman and President, respectively, and became board members of the Company. Apart from the operations of its subsidiary, GetToner, the Company may explore the possibility of providing consulting services to other mining companies in the future similar to the services provided to Birch Mountain. At this time, however, the Company has no arrangement with any other mining company.

The Company’s offices are located at 260 Garibaldi Avenue, Lodi, New Jersey 07644, and its phone number is (973) 335-4400. The offices of GetToner are located at 3-5 Vose Avenue, South Orange, New Jersey 07079, and its telephone number is (800) 933-8211, and web site is www.gettoner.com.

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

Product Pricing.

------------------

GetToner has limited it product line to items that can be sold at a discount to the OEM products sold by major retailers such as Staples, Office Max, and Office Depot. GetToner generally sells its remanufactured and compatible cartridges at discounts ranging from 40% to 70% of OEM prices charged by these retailers. New OEM inkjet cartridges generally are competitive with retail pricing, while new OEM laser cartridges and other imaging products generally are 10-15% less than the major retailers. Pricing on compatible fax ribbons, inkjet paper and transparencies, address labels, and CD ROMs and diskettes generally is 50% less than OEM prices charged by major retailers. GetToner’s average retail order ranges from $60 to $100.

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

Item 2. Description of Property

The Company’s business office is located at 260 Garibaldi Avenue, Lodi, New Jersey 907644, and is provided by the Company’s President on a rent-free basis under an oral arrangement between the parties.  Get Toner’s offices are located at 3-5 Vose Avenue, South Orange, New Jersey 07079 and comprise 500 square feet. The premises are leased under an agreement that expires August 31, 2003 and provides for a monthly rental of $500. The Company believes that this office space will sufficient to support its needs for the next 12 months.

Item 3. Legal Proceedings

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters

Market Information:

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is listed on the Pink Sheets under the symbol “AIVN.” From January 2000 to November 2001, the Company’s common stock was listed on the OTC Bulletin Board. From November 2001 to the present, the Company’s common stock has been listed on the Pink Sheet market. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

2001                                  Low Bid    High Bid

1st Quarter                              $0.18

$0.25

2nd Quarter                             $0.11

$0.15

3rd Quarter                              $0.07

$0.09

4th Quarter                              $0.03

$0.03

2002                                  Low Bid

High Bid

1st Quarter                              $0.11

$0.50

2nd Quarter                              $0.20

$0.35

3rd Quarter                              $0.20

$0.45

4th Quarter                              $0.16

$0.45

2003                                  Low Bid

High Bid

1st Quarter                              $0.11

$0.25

2nd Quarter                              $0.03

$0.10

As of May 31, 2002, there are 194 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any dividends since its inception and does not anticipate paying dividends in the future.

The Company’s Equity Compensation Plan Information is set forth below.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	-0-	-0-	-0-
Total	-0-	-0-	-0-

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

Prior to the transaction with TLM and GetToner, the Company’s operations consisted of providing limited consulting services to mining companies. These services included the review of existing, and introduction of new, assay processes, and the introduction of technical personnel and sources of investment capital. During 1999, the Company provided consulting services to Birch Mountain Resources Ltd., a company trading on the Canadian Venture Exchange (symbol: BMD.V) under an arms’ length agreement. The Company introduced technical consultants to Birch Mountain that advanced certain mining assay procedures employed by Birch Mountain. In exchange for providing services to Birch Mountain, the Company may be entitled to receive a total of 500,000 shares of common stock of Birch Mountain, of which 350,000 shares have been received to date by the Company. The remaining 150,000 shares will be issued to the Company contingent upon Birch Mountain developing a proprietary assay procedure that meets certain established standards. At this time, the Company is uncertain as to whether it will receive the remaining 150,000 shares of Birch Mountain common stock. The Company may explore the possibility of providing similar consulting services to other mining companies in the future, although it has no present arrangement with any other mining company.

Fiscal year end 2002 compared with Fiscal year end 2001.

---------------------------------------------------------------------

Revenues for fiscal year ended May 31, 2002 were $349,096 which represents a decrease of $28,649 or 7.6% from revenues of $377,745 for the comparable period in 2001. The revenues for both periods reflect sales from the Company’s subsidiary, GetToner.com. The decrease in revenues was due to a shift in product mix and market emphasis by GetToner. Prior to 2001, a significant portion of GetToner sales was directed to wholesalers purchasing register tapes, which produced higher revenues per sale but carried lower profit margins.  During part of 2001, GetToner began to shift its sales emphasis to retail customers purchasing inkjet and laser toner cartridges through the Internet and other sales channels, which GetToner management believed produced smaller revenues per sale but higher profit margins. During later part of this fiscal year end, the Company began to experience lower selling prices due to increased competition and higher product costs due to supplier changes, both of which reduced the projected higher margins of its cartridge sales for the 2002 period.

Cost of sales for the 2002 period totaled $230,643 or 66.1% of total revenue contrasted with $232,518 or 61.6% of total revenue for the 2001 period. The increase in cost of sales on a percentage basis for the 2002 period reflects the lower selling prices and higher product costs experienced during the 2002 period as discussed above.  Gross profit for the 2002 period was $118,453 compared with $145,227 for the 2001 period. The decrease of $26,774 or 18.4% reflects the decrease in margins discussed above.

Selling and administrative expenses which consists of marketing expenses, salaries, rent, and other general and administrative expenses were $473,763 for the 2002 period contrasted with $580,104 for the prior year end period. The decrease of $106,341 or 18.3% from the prior period reflects the payment of salaries to two officers of the Company which occurred during the 2001 period, which payments were not repeated in 2002, and reduced advertising and marketing costs and professional costs for GetToner during the 2002 period.

Operating loss for the 2002 period was $355,310 compared with a loss of $434,877 for the prior period. The decrease in the operating loss of $79,567 or 18.3% from the prior period is due principally to the lower selling and administrative expenses as discussed above partially offset by the lower gross profit associated with the new product mix and market described above. No research and development costs were incurred in 2002 or 2001, and there is no seasonal impact on the Company's sales.

Rental income was $6,750 for the 2002 period compared with $18,900 for the prior period, which represents a 64.3% decrease. The reduction in rental income is a result of GetToner moving its operations in early 2002 from larger offices with a sublease arrangement to smaller offices without a sublease arrangement.  Interest expense totaled $42,618 for the 2002 period contrasted with $17,825 for the prior period. The increase of $24,793 or 139% is due to a significant increase in credit card and bank debt which was incurred during the period to support the operations of GetToner. During 2002, GetToner sold furniture at a loss in the amount of $3,259, which contrasted with no such sales in 2001. The Company recorded a gain in the amount of $2,620 during 2002 in connection with the sale of stock it received as a consulting fee. No such stock sales were recorded in 2001.

Liquidity And Capital Resources.

As of May 31, 2002, the Company's working capital deficit was $530,730 and as of May 31, 2001, the Company’s working capital deficit was $338,592. The increase in deficit for 2002 reflects the operational losses sustained during the year by GetToner.

During fiscal year 1999 and continuing through February 2001, prior to the acquisition of  TLM and GetToner, the Company's capital requirements have been insignificant due to its relatively limited operations. During this period its capital requirements have been funded principally through the private placement of its common stock and from loans from the Company's President and Chairman. During fiscal 2001 and in connection with the acquisition of TLM, the Company raised $153,500 from the private placement of 1,800,000 shares of common stock at prices ranging from $0.06 to $0.10 per unit. Of the shares sold, 650,000 were sold as units, each of which included a warrant entitling the holder to purchase an additional share at anytime during the ensuing year at a price of $1 per share. The proceeds were used to fund the operation of GetToner. In February 2001, the Company and its Chairman and President each agreed to certain compensation arrangements for the one-year period ending May 31, 2001. In consideration for acting as chairman and president of the Company for such period, the Company issued 300,000 shares of common stock of each such officer. In addition, during February 2001, the Company issued 191,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company’s Chairman and issued 181,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's President. During fiscal 2002, the Company raised $35,000 in gross proceeds in connection with the private placement of 140,000 units. Each consists of one share of common stock and one half of a stock purchase warrant exercisable one year from the issue date at a price of $0.50. The warrants have expired unexercised.

The Company has experienced significant losses in connection with the operations of GetToner. The Company is uncertain as to when it will achieve profitable operations. Until it achieves profitable operations, the Company intends to finance its ongoing operations through the private placement of its capital stock, through debt financing, or though the sale of its assets in the form of common stock of Birch Mountain Resources Ltd. As of December 31, 2002, the value of the Birch Mountain common stock (based upon the closing price of May 31, 2002) was $53,320 USD. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In his report on the consolidated financial statements for the year ended May 31, 2002, the Company’s independent auditor included an explanatory paragraph regarding its ability to continue as going concern.

On April 29, 2003, the Company entered into an agreement with the former principals of GetToner which effectively rescinded GetToner transaction. Under the agreement, the Company returned the capital stock of GetToner to its former principals in exchange for receiving 1,751,666 shares of the Company’s common stock from the GetToner principals which was previously issued to such principals in connection with GetToner acquisition (See “Item 12 Certain Relationships and Related Transactions”). As a result of this transaction, the Company believes that it significantly reduced its operating cash requirements and improved its balance sheet by eliminating the GetToner liabilities.

In the last quarter of fiscal 2002, the Company’s board of directors determined to re-direct its efforts towards the mining industry. The decision to re-direct its efforts towards the mining industry was based in part upon the belief by management that precious metal prices would rise in the future. To that end, the Company effected management changes in April and May 2002. The management change was intended to strengthen the Company’s management experience in the mining industry. Although the Company appointed Robert G. Carrington and Samuel G. Nunnemaker, as the Company’s new directors and new Chairman and President in April 2002, it removed both parties as officers of the Company on May 6, 2003 (See “Item 12 Certain Relationships and Related Transactions”). It then appointed Myron Goldstein, an experienced mining executive, as a director on March 25, 2003 and as Chairman on May 6, 2003. The Company’s plan of operations for the foreseeable future is to continue to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic (based upon existing data) but prospective mineral properties in the United States, principally gold properties. These properties likely have had prior mineral exploration work or actual mining activities conducted on site, but these operations were abandoned due to gold prices prevailing at the time.  Once a sub-economic property is identified and /or acquired, the Company intends re-evaluate the property based on the experience of its Chairman and consultants, and will seek to enhance its value by performing a limited amount of exploratory work. The exploratory work may consist of on site geological mapping, field testing and drilling additional exploratory holes in order to improve the economic viability of the property. At this time, the Company does not intend to engage in actual mineral extraction operations. However, if the Company is successful in enhancing the property value through its additional exploratory work, it may consider a number of options, including selling the property to interested mining company.

Item 7. Financial Statements

     The financial  statements  required by this Item are set forth beginning on page F-1 hereof.

Item 8.  Changes in and  Disagreements  with  Accountants on Accounting and   Financial Disclosure.

None

Item 8A . Controls and Procedures.

Within the 90-day period prior to the filing of this annual report on Form 10-KSB, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and(ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART III

Item 9.  Directors. Executive Officers. Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act

The officers and directors of the Company during fiscal 2002 are as follows;

Name                               Age                                    Position

-------------------------------------------------------------------------------------------

Dr. Emanuel Ploumis       74                       Former Chief  Executive

                                                                       Officer and Chairman

Jonathan E. Downs           25                       Former Secretary/Treasurer

Charles A. Fitzpatrick      53                        Former Director

Thomas F. August            48                       Former Director

Dale Truesdell                  57                        Former Director

Dominic Taglialatella       60                        Former  Executive Vice President and

                                                                       Director

Jack Wagenti                    64                         Former President and Director

                                                                        Chief Financial Officer/

                                                                         Secretary and Treasurer

Arthur deWitt Ackerman   60                          Director

Walter Salvadore, Jr.         48                           Director

Brian G. Russell                 75                          Director

Robert G. Carrington         48                           Chairman 1/

Samuel G. Nunnemaker     47                           President and Director 2/

Barry Downs                     59                            Chief Executive Officer

Dr. Emanuel Ploumis, D.D.S., Former Chief Executive Officer/Chairman.

     Dr.  Ploumis was Chairman  and Chief  Executive  Officer  of the Company from 1996 to May 2002.  Dr. Ploumis  received his D.D.S.  from Temple University  in 1961,  and from such date until January 20, 2000 when he retired, Dr. Ploumis was engaged in the practice of dentistry. Mr. Ploumis resigned from his positions on May 6, 2002.

Mr. Jonathan Exter Downs, Former Secretary and Treasurer.

     Mr. Downs was Secretary and Treasurer of the Company from 1998 to May 2002.  From 1999 though his resignation as an officer of the Company, he had been employed at Muscular Dystrophy Association.  Mr. Downs received a B.A.  Degree from Curry College, Milton, Massachusetts in 1998. Mr. Downs is the son of Barry Downs, an officer of the Company. Mr. Downs resigned from his position on May 6, 2002.

Mr. Charles A. Fitzpatrick, Esq., Former Director.

     Mr. Fitzpatrick was a Director of the Company from 1998 to May 2002. From 1976 through his resignation as a director of the Company,  Mr.  Fitzpatrick had been an attorney engaged in private practice, specializing in medical  malpractice  law. Mr.  Fitzpatrick is a member of the Philadelphia and Pennsylvania Bar Associations, Defense Research  Institute and American  Academy of Hospital  Attorneys,  and is admitted to the United  States Court of Appeals for the Third Circuit and Supreme  Court of the United States.  He received a B.A. from St.  Joseph’s University and a J.D. from the University of Pennsylvania. Mr. Fitzpatrick resigned from his position on May 1, 2002.

Mr. Thomas F. August, M.S., RPH., Former Director.

     Mr. August was a Director of the Company from 1998 to May 2002. From January 2001 to his resignation as a director of the  Company,  Mr.  August had been a  registered  pharmacist.  From 1998 to December 2000, Mr. August had been the manager of laboratory  services of United Chemical  Technologies,  Inc.  From 1992 to 1998, he was team leader at Sterling Winthrop  Pharmaceuticals.  Mr. August  received a Master Degree in Pharmacy and Chemistry from Philadelphia College of Pharmacy and Science. Mr. August resigned from his position on May 21, 2002.

Mr. Dale B. Truesdell, B.S., M.S., Former Director.

     Mr.  Truesdell was a Director of the Company from 1998 to July 10, 2002.  From 1996 to his resignation as a director of the Company, he has been employed by a residential  and  commercial  construction firm. Mr. Truesdell received a B.A. and a M.S. in geology from the University of Massachusetts in 1970 and 1974, respectively. Mr. August resigned from his position on May 21, 2002. Mr. Truesdell resigned from his position on July 10, 2002.

Mr. Jack Wagenti, Former President/Director.

     Mr. Wagenti was President and Director of the Company from 1996 to May 6, 2002, and on that same date became Chief Financial Officer, Secretary and Treasurer of the Company. From 1988 to 1996,  Mr.  Wagenti  owned  and  operated  a real  estate brokerage business located in Lodi, New Jersey. Mr. Wagenti resigned as President and Director of the Company on May 6, 2002.

Mr. Dominic Taglialatella, Former Executive Vice President and Director.

     Mr.  Taglialatella became an Executive Vice President and a Director of the Company in March 2001. Mr.  Taglialatella  has been Chief Executive  Officer and Chairman of the GetToner and its predecessors since May 1998. From December 1996 to February 1998, Mr.  Taglialatella  was a president and principal  owner of TR Ribbon  Manufacturing  ("TR  Manufacturing").  In  1998,  both  Mr. Taglialatella  and TR  Manufacturing  filed for  protection  under  the  federal bankruptcy  laws.  Mr.  Taglialatella  received  a B.S.  degree  from Seton Hall University in 1963. Mr. Taglialatella resigned from his positions as of May 6, 2002.

Mr. Arthur deWitt Ackerman, Director.

    Mr. Ackerman became a Director of the Company on May 6, 2002. From January 1997 to the present Mr. Ackerman has been executive vice president of the Middleton Group, LLC, an investment firm.

Walter Salvadore, Jr., Director.

    Mr. Salvadore became a Director of the Company on May 6, 2002. From December 2001 to the present, Mr. Salvadore has been chief strategy director and a director of deBug-it, LLC, a specialized computer services firm. From January 1, 1990 to December 2001, Mr. Salvadore was a President with R & S Enterprises.

Brian G. Russell, Director.

    Mr. Russell became a Director of the Company on May 6, 2002. Mr. Russell has extensive experience as a mining geologist. He worked for the Council for Mining Technology in South Africa in excess of 19 years. In 1974, he was appointed Director of the South African Mineral Bureau. In 1988 he was appointed the representative of the South African Minerals and Energy industry in the United States. Since his retirement in 1994, he has consulted with several mining companies in the United States and Canada in the assessment and evaluation of precious metal ventures. Mr. Russell has retired from active business in 2001.

1/ Robert G. Carrington, Chairman.

    The Company has requested information from Mr. Carrington in respect to this filing, however, Mr. Carrington has not provided the Company with such information. Other than information relating to the Company, the information relating to Mr. Carrington, including his age, is based upon information received by the Company from other sources and may not be accurate. Mr. Carrington became Chairman of the Board of the Company on May 6, 2002. From May 2002 to the present, he has been Chief Executive Officer and a Director of Gold Canyon Resources, Inc., a company listed on the TSX Ventures Exchange. On May 6, 2003, the Board of Directors removed Mr. Carrington as an officer of the Company.

2/ Samuel G. Nunnemaker, President and Director.

    The Company has requested information from Mr. Nunnemaker in respect to this filing, however, Mr. Nunnemaker has not provided the Company with such information. Other than information relating to the Company, the information relating to Mr. Nunnemaker, including his age, is based upon information received by the Company from other sources and may not be accurate. Mr. Nunnemaker became President and a Director of the Company on May 6, 2002. On May 6, 2003, the Board of Directors removed Mr. Nunnemaker as an officer of the Company.

Barry Downs, Chief Executive Officer.

    Mr. Downs became the Chief Executive Officer of the Company on May 6, 2002. Mr. Downs has in excess of 30 years experience in the investment banking and financial services industry. A considerable amount of his experience has been directed towards gold and mining stocks and investments. From 1998 to present, he has been Senior Investment Manager with Legg Mason, Dirks & Company and Aegis Capital Corp. Mr. Downs resigned as Chief Financial Officer on May 20, 2003.

On May 6, 2003, following the removal Messrs. Carrington and Nunnemaker as officers of the Company, as discussed in Item 12 Certain Relationships and Related Transactions below, the Company appointed Myron Goldstein as the Company’s Chairman. Mr. Goldstein, age 63, has had extensive experience in the mining industry as a geologist and as executive, including 10 years as Chevron Resource Company’s District Manager for its Western District located in Denver, Colorado. From 1995 to the present, Mr. Goldstein has been served as director and senior management of various companies as a result of his employment with Global Management Mining, a mining consulting company located in Vancouver, Canada.

     Each  director  serves until the next annual  meeting of  Shareholders  and until his respective successor is duly elected and qualifies; Executive officers are elected by the Board to serve at the discretion of the directors.

Item 11. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2002, 2001 and 2000 are set forth in the following table and information below:

SUMMARY COMPENSATION

                                                      Annual Compensation                            Long Term  Compensation

                                                                                       Other

Name and                            Year                                    Annual

Principal                                            Salary    Bonus    Compensation      Restricted Stock Awards

Position                                                 ($)         ($)         ($)                              ($)

--------                                     ----          ----         ----      -----                      ----------------

Dr. Emanuel Ploumis (1)       2002         -0-          -0-        -0-                               -0-

                                               2001         -0-          -0-        -0-                           $52,530(1)

                                               2000         -0-          -0-         -0-                               -0-

Jack Wagenti (2)                   2002         -0-          -0-        -0-                               -0-

                                               2001         -0-          -0-        -0-                           $54,230(2)

                                               2000         -0-          -0-        -0-                               -0-

Dominic Taglialatella(3)      2002           -0-         -0-        -0-                                 -0-

                                              2001          9,000      -0-       1,500                             -0-

Barry Downs(4)                     2002         -0-          -0-         -0-                           $40,000(3)

Robert Carrington(5)             2002         -0-          -0-         -0-                           $40,000(4)

Samuel G. Nunnemaker(6)    2002          -0-           -0-         -0-                         $40,000(5)

(1). Dr. Ploumis resigned from his positions as Chairman and Chief Executive Officer of the Company on May 6, 2002.  During January 2001, Mr. Ploumis received 191,000 shares of common stock for cancellation of $19,035 owed to Mr. Ploumis by the Company and 309,000 shares of common stock in exchange for services through May 31, 2001.The closing market price of the Company’s common stock on the date of grant of 309,000 shares was $0.17. The value of restricted stock award ($52,530) equals the product of the stated closing price multiplied by 309,000.

(2). Mr. Wagenti resigned from his positions as President and Director of the Company on May 6, 2002. On that same date, Mr. Wagenti was elected Chief Financial Officer, Secretary and Treasurer of the Company.  During January 2001, Mr. Wagenti received 181,000 shares of common stock in exchange for cancellation of $18,129 owed to Mr. Wagenti by the Company, and 319,000 shares of common stock in exchange for  services through May 31, 2001. The closing market price of the Company’s common stock on the date of grant of 319,000 shares was $0.17. The value of restricted stock award ($54,2230) equals the product of the stated closing price multiplied by 319,000. Mr. Wagenti was re-elected as a director on March 25, 2003, and on June 17, 2003 was elected President and Chief Financial Officer.

(3). GetToner and Mr. Taglialatella, a former Executive Vice President and Director of the Company, entered into a three year employment agreement dated  February 28, 2001 pursuant to which he is entitled to receive a salary of $78,000 which is subject to annual increases of 10%. In addition, Mr. Taglialatella is entitled to receive a car allowance not to exceed $500 per month. In 2001, $9,000 was paid to Mr. Taglialatella and $25,500 was accrued for future payment. In 2002, no payments were made to Mr. Taglialatella.

(4). Mr. Downs became the Chief Executive Officer of the Company on May 6, 2002. In connection with his arrangement with the Company, he acquired 500,000 shares of restricted common stock at a price per share of $0.0001.  The most recent closing market price of the Company’s common stock on the date of grant was $0.08. The value of restricted stock award ($40,000) equals the product of the stated closing price multiplied by 500,000. Mr. Downs resigned as an officer of the Company on May 20, 2003.

(5).  Mr. Carrington became Chairman of the Board of the Company in May 2002. In connection with his arrangement with the Company, he acquired 500,000 shares of common stock at a price per share of $0.0001. The most recent closing market price of the Company’s common stock on the date of grant was $0.08. The value of restricted stock award ($40,000) equals the product of the stated closing price multiplied by 500,000. As of May 31, 2002, Mr. Carrington had the right to receive an additional 1,500,000 shares of common stock of the Company (See “Item 12 Certain Relationships and Related Transactions”). No dividends are payable with respect to such additional shares of common stock until such time as such additional shares are earned by Mr. Carrington.

(6).  Mr. Nunnemaker became President of the Company in May 2002. In connection with his arrangement with the Company, he acquired 500,000 shares of common stock at a price per share of $0.0001. The most recent closing market price of the Company’s common stock on the date of grant was $0.08. The value of restricted stock award ($40,000) equals the product of the stated closing price multiplied by 500,000. As of May 31, 2002, Mr. Nunnemaker had the right to receive an additional 1,500,000 shares of common stock of the Company. (See “Item 12 Certain Relationships and Related Transactions”). No dividends are payable with respect to such additional shares of common stock until such time as such additional shares are earned by Mr. Nunnemaker.

On May 6, 2002, Arthur deWitt Ackerman, a director of the Company, acquired 500,000 shares of common stock at $0.00001 per share.

Except as stated above, the Company has no employment agreement with its officers, and the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The  following  table sets  forth,  as of the date of May 31, 2002,  the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the  Company's  Common  Stock,  each  executive  officer  and director individually and all executive officers and directors of the Company as a group.  No other class of voting  securities  is  outstanding.  Each person is believed  to have sole  voting and  investment  power over the shares  except as noted. The following information is based upon 19,752,210 common stock of the Company which are issued and outstanding as of May 31, 2002. Except as otherwise noted, the address for each party is 260 Garibaldi Ave., Lodi, New Jersey 07644, the address of the Company.

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

-------------------------------------------------------------------------------------------

 Common            Anthony Lauro                     1,342,500                  9.294%

                           3-5 Vose Avenue

                          S. Orange, NJ 07079

(b)      Security ownership of former and current officers and directors.

--------------------------------------------------------------------------------------------

                                  Name and                           Amount and

                                  Address of                          Nature of

                                  Beneficial                           Beneficial             Percent

Title of Class             Owner                                Owner                   of Class

-------------------------------------------------------------------------------------------

Common           Dr. Emanuel Ploumis(1)             2,000,000             10.2%

                          436 Market Street

                          Oxford, PA 19363

Common          Jack Wagenti(2)                            2,000,000            10.2%

 Common         Jonathan E. Downs(3)                   1,400,000            7.1%

Common          Charles A. Fitzpatrick(4)                    50,000             0.2%

Common          Thomas F. August(5)                          50,000              0.2%

Common          Dominic Taglialatella(6)                 1,342,500            7.1%

Common          Dale Truesdell(7)                                 25,000             0.2%

Common          Arthur deWitt Ackerman(8)               500,000             2.5%

Common          Walter Salvadore, Jr.(9)                        52,000             0.2%

Common          Brian G. Russell(10)                              50,000            0.2%

Common           Robert G. Carrington(11)                    500,000            2.5%

Common           Samuel G. Nunnemaker(12)                 500,000           2.5%

Common           Barry Downs(13)                                  500,000          2.5%

Officers and                                                                    4,127,000       20.9%

Directors as a group (7 persons)(14)

(1)  Dr. Ploumis resigned from his positions as Chairman and Chief Executive Officer of the Company on May 6, 2002.

(2).  Mr. Wagenti resigned from his positions as President and Director of the Company on May 6, 2002. On that same date, Mr. Wagenti was elected Chief Financial Officer, Secretary and Treasurer of the Company.

(3). Mr. Downs  resigned as Secretary and Treasurer of the Company on May 6, 2002.

(4)  Mr. Fitzpatrick resigned as a Director of the Company on May 1, 2002.

(5). Mr. August resigned as a Director on May 21, 2002.

(6). Mr. Taglialatella resigned as Executive Vive President and Director of the Company on May 6, 2003.

(7). Mr. Truesdell resigned as a Director of the Company on July 10, 2002.

(8). Mr. Ackerman became a Director of the Company on May 6, 2002.

(9). Mr. Salvadore, Jr. became a Director of the Company on May 6, 2002.

(10). Mr. Russell became a Director of the Company on May 6, 2002.

(11). Mr. Carrington became Chairman of the Board of the Company on May 6, 2002. The amount excludes additional shares of common stock that may be acquired by such party under the agreement with the Company dated April 26, 2002 (See “Item 12. Certain Relationships and Related Transactions”).

(12). Mr. Nunnemaker became President and a Director of the Company on May 6, 2002. The amount excludes additional shares of common stock that may be acquired by such party under the agreement with the Company dated April 26, 2002 (See “Item 12. Certain Relationships and Related Transactions”).

(13). Mr. Downs became Chief Executive Officer of the Company on May 6, 2002.

(14). Represents the Company’s officers and directors as of May 31, 2002.

Item 12 Certain Relationships and Related Transactions.

On April 26, 2002, the Company entered into an agreement with Robert G. Carrington, Samuel G. Nunnemaker, and Barry Downs, pursuant to which  each party acquired 500,000 shares of common stock at $0.00001 per share.  In addition, pursuant to the agreement, Robert G. Carrington and Samuel G. Nunnemaker, as the Company’s new directors and new Chairman and President (“New Officers”), respectively, agreed on behalf of the Company to use their good faith efforts to identify and enter into good faith negotiations to acquire, prospective gold and/or other natural resources properties which could potentially rise in value through a corresponding rise in gold prices. To the extent such resource properties were presented to, and accepted by, the Company, each of the New Officers could receive an additional 1,500,000 shares of common stock of the Company (3,000,000 in aggregate).  If an aggregate of two million ounces of gold resource are acquired by the Company, each of the New Officers would receive 500,000 shares of Company common stock, if an aggregate of four million ounces of gold resource are acquired by the Company, each of the New Officers would receive an additional 500,000 shares of Company common stock, and finally, if an aggregate of six million ounces of gold resource are acquired by the Company, each of the New Officers would receive an additional 500,000 shares of Company common stock. As of May 31, 2002, no additional shares of common stock of the Company were earned by the New Officers.

On May 6, 2002, Arthur deWitt Ackerman, a director of the Company, acquired 500,000 shares of common stock at $0.00001 per share for consulting services provided to the Company

On May 9, 2002, the Company’s board of directors declared a spin-off of the common stock of  U.S. Precious Metals, Inc., its wholly owned subsidiary, to its beneficial shareholders of record on such date. The spin-off ratio is one share of common stock of U.S. Precious Metals, Inc. for each 10 shares of common stock of the Company held by such record owner. The ability of the Company to effect the spin-off of the common stock of U.S. Precious Metals, Inc. will be subject to compliance with the federal securities laws.  The common stock of US Precious Metals has been issued in the name of the respective record holders, but held in escrow by the secretary of the Company pending compliance with the federal securities laws. The Company believes that in order to distribute the escrowed shares to its record holders, U.S. Precious Metals, Inc. will be required to file a Form 10-SB registration statement with the Securities and Exchange Commission (“Commission”), and have registration statement declared effective by the Commission. U.S. Precious Metals, Inc. has informed the Company that it intends to file the Form 10-SB registration statement with the Commission during the last quarter of 2003.

On April 29, 2003, the Company and the former principals of GetToner.com, Inc., Anthony Lauro and Dominic Taglialatella, a former officer and director of the Company, and GetToner, Inc. entered into an agreement pursuant to which the two former principals of GetToner.com, Inc. returned 1,751,666 shares of the Company’s common stock which was previously issued to them in connection with the GetToner transaction, and the Company returned to those two parties all of the capital stock of GetToner.com, Inc. A total of 3,225,000 shares of the Company’s common stock were issued to the GetToner shareholders in connection with the acquisition of GetToner in March 2002. In addition, the parties entered into mutual releases in respect to each other, and their respective officers, directors, affiliates, and agents.

Robert Carrington and Samuel Nunnemaker became officers and directors of the Company in May 2002.  Both parties represented to the Company that they were mining professionals, and agreed to search for and identify prospective mining properties for the Company. In exchange, the Company granted each of such parties 500,000 shares of common stock at a purchase price of $0.0001 per share, and certain other stock acquisition rights. On or about November 2002, Messrs. Carrington and Nunnemaker (“interested directors”), through an affiliated entity, acquired a mining property (“business opportunity”) for their own account and without disclosing the business opportunity to the Company. Approximately two months later, the interested directors offered the business opportunity to the Company; however, it was unclear whether the terms offered were identical to those under which the property was acquired by the interested directors. The remaining Board members requested that additional information, including contracts and mining data related to the acquired property, be presented to the Board in order to clarify such terms and in order for the Board to make an informed decision as to whether the Company should acquire the business opportunity. The interested directors refused to provide any information despite repeated written requests by the Board. The Company believes that the interested directors violated their fiduciary duties to the Company. On May 6, 2003, the Board of Directors removed Messrs. Carrington and Nunnemaker as officers of the Company.   On July 3, 2003, the Company filed an action against the interested directors in Superior Court of New Jersey asserting fraud, breach of fiduciary duties to the Company, and seeking the placement of a constructive trust on the mineral property acquired by their affiliate and the sale proceeds thereof, among other claims. The interested directors have filed an answer to the complaint denying the Company’s allegations. The case is in discovery.

Item 13. Exhibits and Reports on Form 8-K

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Number     Exhibit

3.1       Certificate  of  Incorporation  of Company filed with the Secretary of State of Delaware on January 13, 1998.  (Filed as an Exhibit to the Company's Form 10-SB filed November 8, 1999)

3.2       Copy of the by-laws of the Company.  (Filed as an Exhibit to the Company's Form 10-SB filed November 8, 1999)

3.3       Specimen Stock Certificate.  (Filed as an Exhibit to the Company's Form 10-SB filed November 8, 1999)

10.1      Agreement with Birch Mountain Resources.  (Filed as an Exhibit to the Company's Form 10-QSB filed December 30, 1999)

10.2 Agreement dated April 26, 2002 by and between the Company and Barry Downs, Robert Carrington and Samuel Nunnemaker.

21 (i)  Subsidiaries of Registrant

31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (filed herewith)

32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.(filed herewith)

(b). Reports on Form 8-K.

None

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

CONTENTS

PAGE

Independent Auditor’s Report

        1

Consolidated Balance Sheet

        4

Consolidated Statements of Operations

        5

Consolidated Statements of Changes in Stockholders’ Deficit

        6

Consolidated Statements of Cash Flows

        7

Notes To Consolidated Financial Statements

        8

INDEPENDENT AUDITOR’S REPORT

To The Board of Directors

American International Ventures, Inc.

I have audited the accompanying consolidated balance sheet of American International Ventures, Inc. and its subsidiary as of May 31, 2002, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the two yearly periods ended May 31, 2002 and May 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, based on my audits, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. and its subsidiary as of May 31, 2002, and the results of their operations and their cash flows for the two yearly periods then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, at May 31, 2002, the Company had a working capital deficiency of  $530,730 as well as an accumulated deficit of $567,885.  These factors among other things, also discussed in Note 4 to the consolidated financial statements, raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY

April 29, 2003

Wayne, New Jersey

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

May 31, 2002

ASSETS

Current Assets

Cash

$         7,370

Accounts receivable, less allowance for

    doubtful accounts

         15,263

Inventory

           1,346

Marketable securities

         53,320

Prepaid expense

              150

Total current assets

         77,449

Fixed Assets

Office furniture and equipment

         15,682

Less, accumulated depreciation

           8,438

Net fixed assets

           7,244

Other Assets

Deferred financing cost

           6,417

Security deposits

              550

Total other assets

           6,967

    TOTAL ASSETS

$       91,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$     395,208

Payroll and sales taxes payable

         93,428

Current portions of notes payable

         97,949

Stockholder advance

         21,594

Total current liabilities

       608,179

Notes Payable

         51,366

Total Liabilities

       659,545

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued and

    outstanding, 19,752,210 shares

              197

Capital in excess of par value

       741,490

Accumulated deficit

   (1,362,892)

Accumulated other comprehensive income

         53,320

Total stockholders’ deficit

     (567,885)

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$       91,660

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2002 and 2001

    2002

    2001

Net Sales

$ 349,096

$ 377,745

Cost of Goods Sold

   230,643

   232,518

Gross Profit

   118,453

   145,227

Selling and Administrative Expenses

   473,763

   580,104

Operating loss

  (355,310)

  (434,877)

Other Income and Expense

Rental income

       6,750

     18,900

Interest expense

    (42,618)

    (17,825)

Net Loss on sale of furniture

      (3,259)

         -

Profit on sale of securities

       2,620

         -

Other

       1,324

         -

Net Loss

  (390,493)

  (433,802)

Other Comprehensive Income-unrealized gain on

securities held for sale

     53,320

         -

Total Comprehensive Income

$(337,173)

$(433,802)

Loss Per Share - Basic and Diluted

Net Loss

     $(.02)

    $(.03)

Weighted Average Shares Outstanding

14,764,988

12,683,044

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Years Ended May 31, 2002 and 2001

Accumulated

  Capital

       Other

    Common Stock        In Excess Of

Accumulated    Comprehensive

Shares      Amount

 Par Value

    Deficit                 Income

    Total

Balance, May 31, 2000

          8,420,544

    $  6,942

  $336,745

$(538,597)

    $    -

$(194,910)

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

            32

           (32)

        -

Net loss for the year

    (433,802)

(433,802)

Balance, May 31, 2001

         14,445,544          144

    599,043

   (972,399)

(373,212)

Sales of common stock

              140,000              1

      34,999

    35,000

Stock issued in lieu of rent          166,666               2

        7,498

      7,500

Stock issued for services          5,000,000             50

      99,950

  100,000

Net loss for the year

    (390,493)

(390,493)

Other comprehensive income

      53,320

   53,320

Balance, May 31, 2002

         19,752,210   $      197

  $741,490

$(1,362,892)

    $53,320      $(567,885)

The accompanying notes are an integral part of these financial statements.

F-4-

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2002 and 2001

     2002

    2001

Cash Flows From Operations:

    Net loss

$(390,493)

$(433,802)

    Adjustments to reconcile net loss to net cash

        (consumed) provided by operating activities:

Depreciation and amortization

       5,204

       6,352

Value of capital stock issued for services

   107,500

     64,835

Loss on sale of furniture

       3,259

Changes in current assets and liabilities:

    Increase in accounts payable and

        accrued liabilities

   200,700

     71,216

    Increase in payroll and sales taxes payable

     31,168

     61,260

    (Increase) decrease in accounts receivable

      (2,118)

     15,493

    Decrease in inventory

       1,832

       9,712

    (Decrease) increase in liability for security

deposit

     (1,800)

       1,800

    Decrease (increase) in security deposits

       4,994

      (3,710)

    Increase in prepaid expense

           (50)

Net cash (consumed) provided by operating

    activities

    (39,754)

   (206,894)

Cash Flows From Investing Activities:

    Purchase of furniture and equipment

         -

     (10,022)

    Fees paid to arrange debt financing

         -

     (10,000)

    Proceeds from sale of furniture

       1,200

          -

Net cash consumed by investing activities

       1,200

     (20,022)

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

     35,000

    153,500

    Proceeds of borrowing

      98,753

    Repayments of debt

      (6,481)

       (5,701)

    Shareholder distributions

          -

    Increase (decrease) in stockholder advances

     13,594

     (10,000)

    Net cash provided by financing activities

     42,113

    236,552

    Net increase (decrease) in cash

       3,559

        9,636

    Cash balance, beginning of period

       3,811

       (5,825)

    Cash balance, end of period

$     7,370

$      3,811

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

Note 1.

ORGANIZATION & BUSINESS

Organization

The Company was formed January 13, 1998 as American Precious Metals, Inc..  On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984 and was the successor entity of the merger.  On December 20, 2000, the Company changed its name to American International Ventures, Inc. (AIV).  On March 15, 2001, AIV acquired all of the issued and outstanding capital stock of the parent company of GetToner.com, Inc. (GetToner) in exchange for 3,225,000 shares of common stock of AIV (But see Note 13).  GetToner, along with predecessors, has been in the  business of marketing office supplies since 1997.  For financial accounting purposes, the merger with GetToner was accounted for as a pooling of interests.

Business

GetToner, the Company’s wholly owned subsidiary, markets and sells office supplies, principally imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines, and copiers.  These products are sold at discounted prices to major office supply retailers.  GetToner conducts its business principally through the Internet at its GetToner.com website.  Since the principal source of the sales of GetToner is its website, it is not limited geographically.

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

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

Note 2 (continued)

c.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, investment securities, accounts payable and accrued liabilities approximate their fair values at May 31, 2002.

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

e.   Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, which requires the use of the “liability method”.  Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the income that is currently taxable.

f.    Inventory

Inventory consists principally of finished product.  Inventories are stated at the lower of cost (determined on a first in-first out basis) or market.

a.

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value.  Unrealized gains and losses on these securities are recognized as direct increases or decreases in accumulated other comprehensive income.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

Note 2 (continued)

h.   Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed by using accelerated methods, with useful lives of seven years for furniture and equipment and five years for computers and automobiles.

i.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

j.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. Advertising costs amounted to $1,144 in the year ended May 31, 2002 and $25,830 in the year ended May 31, 2001.

k.    Segment Reporting

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

The segments’ accounting policies are the same as those described in the  summary of significant accounting policies.  The Company evaluates performance based on profit and loss from operations before income taxes, not including nonrecurring gains and losses.  There are no intersegment sales.

The Company’s reportable business segments are discrete business units that offer different products and services.  Each segment is managed separately because each requires different technologies and each markets to distinct classes of customers.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

Note 2 (continued)

l.    Recognition of Revenue

Revenue is realized from product sales.  Recognition occurs upon delivery.

m.    Common Stock

Common stock of the Company has been issued in return for services.  Values are assigned to these issuances equal to the value of services received or the market value of the common stock, whichever is most clearly evident.

Note 3.

SEGMENT REPORTING

Segment information is presented below for:

Year Ended May 31, 2002

  Office

Precious

Supplies

  Metals

   Total

Sales to External Customers

$349,096

$      -

$349,096

Intersegment Revenue

        -

        -

        -

Rental Income

      6,750

        -

      6,750

Interest Expense

    42,360

         258

    42,618

Depreciation and Amortization

      2,890

      2,314

      5,204

Segment Loss

 (251,608)

 (138,885)

 (390,493)

Other Comprehensive Income

        -

    53,320

    53,320

Other Significant Noncash Items:

    Shares of common stock issued

        for services

      7,500

  100,000

  107,500

Segment Assets

    16,946

    74,714

    91,660

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

Note 3 (continued)

Year Ended May 31, 2001

  Office

Precious

Supplies

  Metals

   Total

Sales to External Customers

$377,745

$      -

$377,745

Intersegment Revenue

        -

        -

        -

Rental Income

    18,900

        -

    18,900

Interest Expense

    17,825

        -

    17,825

Depreciation and Amortization

      4,038

      2,314

      6,352

Segment Loss

 (307,147)

 (126,655)

 (433,802)

Other Significant Noncash Items:

    Shares of common stock issued

        for services

      2,000

    62,835

    64,835

    Shares of common stock issued

        in exchange for cancellation

        of debt

    37,165

    37,165

Segment Assets

    37,879

    11,273

    49,152

Note 4.

GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the consolidated financial statements, the Company had a material working capital deficiency and an accumulated deficit at May 31, 2002.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

Present plans of the Company, the realization of which cannot be assured, to overcome these difficulties include but are not limited to the raising of additional funds from sales of common stock.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

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

During the year ended May 31, 1999, the wife of the chairman of GetToner made an advance to GetToner in the amount of  $29,600.  During the year ended May 31, 2000, the wife of the president of GetToner made an advance to GetToner in the amount of $5,000.  These advances are evidenced by promissory notes which bear interest at rates of 12.25% and 16.6%, respectively. The balances due on these notes at May 31, 2002 were $29,600 and $1,574, respectively. In addition, the chairman of GetToner advanced $8,000 to GetToner during the year ended May 31, 2000, and the chief financial officer of AIV advanced $1,194 to AIV during the year ended May 31, 2002.  These advances are due on demand and do not bear interest.

During January 2001, the then chairman and president of the Company each received 500,000 shares of common stock in exchange for services and for cancellation of amounts owed to them.  The amounts owed to them were $19,035 in the case of the chairman and $18,129 in the case of the president.

During the year ended May 31, 2002, relatives of the president of GetToner advanced $12,400 to GetToner, evidenced by demand notes which do not bear interest.

The Company makes its headquarters in premises owned by the Company president, which to date has been rent-free.

Note 6.

PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during the year ended May 31, 2002.  These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  A total of 140,000 shares of common stock was sold under the offerings resulting in net proceeds of $35,000.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

Note 7.

LOSS PER SHARE

Basic and diluted loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period.

Year Ended May 31, 2002

         Weighted

         Income        Average Shares

    Per Share

          (Loss)

        Outstanding

     Amount

Comprehensive Loss allocable to

    common Shareholders - basic

    and diluted:

Net Loss

      $(390,493)

        14,764,988

      $(.02)

Other comprehensive income

           53,320

        14,764,988

           -

     Total Comprehensive Loss

      $(337,173)

        14,764,988

      $(.02)

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

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

This debt is summarized below:

     Due

  Currently

Long Term

   Total

Line of credit, non-interest

    bearing

  $  54,619

$     -                $  54,619

Line of credit, with interest

    at 6.5%

        9,784

       -

      9,784

Flex loan, non-interest

    bearing

      17,500

       -

    17,500

Note payable to bank, due

    March 2005, in monthly

   installments of $184, with

interest at 10%

       1,901

     2,092

      3,993

Note payable to bank, due

    May 2005, in monthly

    installments of $861, with

    interest at 8%

      12,571

   19,674

    32,245

Note payable, due May 15, 2003,

    with interest at 16.6%

        1,574

      1,574

Note payable, due

    November 22, 2014, with

    interest at 12.25%

   29,600

    29,600

            Totals

   $ 97,949

$ 51,366

$149,315

Maturities of long-term debt are as follows:

Years Ended May 31,

Amount

2004

  11,159

1

9,868

2

   739

3

  -

Thereafter

  29,600

$51,366

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

Note 9.

RENTALS UNDER OPERATING LEASES

GetToner conducted its operations from facilities that were leased under a five-year noncancelable-operating lease which was to expire in May, 2005.  During July 2001, GetToner arranged to terminate this lease effective August 31, 2001.  It now has a non-cancelable operating lease for quarters in South Orange, New Jersey which expires in September 2003.  In addition, a computer system and a variety of office equipment is leased under operating leases, most of which expire in 2003.

The following is a schedule of future minimum rental payments required under these operating leases as of May 31, 2002:

YEAR ENDED

      MAY 31,

AMOUNT

1

$15,195

2

  10,795

3

    3,205

$29,195

Rent expense amounted to $31,003 in the year ended May 31, 2002 and $47,660 in the year ended May 31, 2001.

Part of the GetToner facility was subleased to an outside party on a month-to-month basis  at a rate of $2,250 per month.  This arrangement was terminated August 31, 2001.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

Note 10.

INCOME TAXES

The Company and its subsidiary have experienced losses each year since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period.  At May 31, 2002, NOL carryforwards were available as follows:  in the case of AIV, the Federal amount is $656,249 and the state amount is $618,397; in the case of GetToner, the amounts are $514,284 and $513,884, respectively.   The potential tax benefit of the  NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.  If not used, the Federal carryforwards will expire as follows:

 Year

      Year

 Ended

     Ended

May 31,

      AIV

 December 31, GetToner

1

 $103,552

2

   177,370

1

82,978

2

28,123

      2020

$148,453

3

126,656

      2021

  365,831

4

137,570

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

 Current

Non-current

    Total

Deferred Tax Assets

$75,510

  $100,070

$175,580

Realization Allowance

  75,510

    100,070

  175,580

      Balance Recognized

$    -

  $      -

$      -

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

Note 11.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash was paid for interest and income taxes during the years ended May 31, 2002 and 2001, as follows:

  2002

  2001

Interest

$42,618

$13,520

Income taxes

           0

       100

The following noncash financing activities occurred:

a.

Shares of common stock were issued for services during the 2002 year and the 2001 year; these totaled 5,166,666 shares and 628,000 shares, respectively.

b.

Shares of common stock were issued during the year ended May 31, 2001 in exchange for the stock of GetToner; these totaled 3,225,000 shares.

c.

Shares of common stock were issued during the 2001 year in exchange for cancellation of $37,165 of debt; these totaled 372,000 shares.

d.

The shares of an inactive subsidiary were distributed on May 9, 2002 to shareholders of AIV (See Note 13).

The following noncash investing activity occurred during the year ended May 31, 2002; there were no noncash investing activities during the 2001 year:

a.

The common stock of Birch Mountain was restored to trading during 2002 (see Note 12), and its value was added to the balance sheet, producing other comprehensive income of $53,320.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002

Note 12.

OTHER COMPREHENSIVE INCOME

During the year ended May 31, 2000, the Company earned a finders fee consisting of 350,000 shares of the common stock of Birch Mountain Resources, Ltd. (Birch Mountain), a company which publicly traded on the Canadian Venture Exchange (the Exchange).  An additional 150,000 common shares of Birch Mountain may be earned when it has been determined by Birch Mountain that certain specified conditions have been satisfied.  No assurances can be given that the Company will earn such shares.  The stock of Birch Mountain was suspended from trading by the Exchange effective June 28, 2000.  Due to this suspension action, no value was assigned to the Birch Mountain stock on the books of the Company at May 31, 2001.  Trading privileges were restored March 11, 2002, and the Company sold 6,000 shares shortly thereafter.  The remaining 344,000 shares have been added to the balance sheet at fair market value, producing other comprehensive income.

Note 13.

OTHER MATTERS

The merger which occurred on March 1, 2001 between American International Ventures, Inc. and GetToner.com, Inc. was rescinded on April 29, 2003.  The two controlling shareholders of GetToner.com, Inc. returned 1,751,666 shares of American International Ventures, Inc. common stock and American International Ventures, Inc. returned to those shareholders all of the capital stock of GetToner.com, Inc.

On May 9, 2002, the Company’s board of directors declared a spin-off of the common stock of  U.S. Precious Metals, Inc., its wholly owned subsidiary, to shareholders of record on such date.  The ability of the Company to effect the spin-off of U.S. Precious Metals, Inc. will be subject to compliance with the federal securities laws.  No value was ascribed to this distribution.

                                   SIGNATURE

     In accordance  with Section 12 of the Securities  Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

                                            American International Ventures, Inc.

Date: December 9, 2003   By:     /s/ Jack Wagenti

                                                         Jack Wagenti

                                                          President and Principal

                                                           Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Myron Goldstein                          12/3/03

Myron Goldstein                                 Date

Chairman/Director

/s/ Arthur DeWitt Ackerman             11/29/03

Arthur de Witt Ackerman                    Date

Director

/s/ Brian Russell                                 12/11/03

Brian Russell                                          Date

Director

/s/ Walter Salvadore                            12/5/03

Walter Salvadore                                  Date

Director

/s/ Jack Wagenti                                   12/9/03

Jack Wagenti                                         Date

Director