Form 10QSB
period 2002-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2003-12-24
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2002

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

(1) Yes: [ ]    No: [X]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of August 31, 2002: 19,960,210 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

#

                          PART I -FINANCIAL INFORMATION

                                                                  Page Number

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheet at August 30, 2002

         and May 31, 2002                                             3

      -Consolidated Statements of Operations

       for the three months ended August 30, 2002 and the three months

       ended August 30, 2001                                          4

      -Consolidated Statements of Cash Flows for the three months ended August 30, 2002 and the three months

       ended August 30, 2001                                          5

      -Notes to Financial Statements                                  6

Item 2. Management's Discussion and Analysis.                         7

Item 3. Effectiveness of the registrant’s disclosure controls

        and procedures.                                               10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                            11

Item 2. Changes in Securities.                                        11

Item 3. Defaults upon Senior Securities.                              11

Item 4. Submission of Matters to Vote of Securityholders.             11

Item 5. Other Information.                                            11

Item 6. Exhibits and Reports on Form 8-K.                             11

Signatures                                                            11

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

August 31,

   May 31,

     2002

     2002

Current Assets

Cash

$    17,548

$        7,370

Accounts receivable, less allowance for

    doubtful accounts of $1,000

      10,706

        15,263

Inventory

        1,162

          1,346

Marketable securities

      53,320

        53,320

Prepaid expense

           150

             150

Total current assets

      82,886

        77,449

Fixed Assets

Office furniture and equipment

      15,682

        15,682

Less, accumulated depreciation

        9,196

          8,438

Net fixed assets

        6,486

          7,244

Other Assets

Deferred financing cost

        5,917

          6,417

Gold deposit

        3,273

           -

Security deposit

           550

             550

Total other assets

        9,740

          6,967

    TOTAL ASSETS

$    99,112

$      91,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable

$   408,183

$    395,208

Payroll and sales taxes payable

       98,750

        93,428

Notes payable, due currently

       96,483

        97,949

Stockholder advance

       37,323

        21,594

Total current liabilities

     640,739

      608,179

Notes Payable

       48,797

        51,366

Total Liabilities

     689,536

      659,545

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued and

    outstanding, 19,960,210 and 19,752,210

    shares, respectively

            199

             197

Capital in excess of par value

     793,488

      741,490

Accumulated deficit

 (1,437,431)

  (1,362,892)

Accumulated other comprehensive income

       53,320

        53,320

Total stockholders’ deficit

    (590,424)

     (567,885)

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     99,112

$      91,660

The accompanying notes are an integral part of these financial statements.

F-1-

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Quarters Ended August 31, 2002 and 2001

    2002

    2001

Net Sales

$   70,959

$  90,358

Cost of Goods Sold

     43,775

    23,401

Gross Profit

     27,184

    66,957

Selling and Administrative Expenses

     91,167

  117,198

Operating profit (loss)

    (63,983)

   (50,241)

Other Income and Expense

Rental income

         -

      6,750

Interest expense

    (10,556)

     (3,282)

Net Profit (Loss)

$  (74,539)

$  46,773

Loss Per Share:

Basic and Diluted

     $( - )

    $( - )

Weighted Average Number of Shares Outstanding

19,832,876

14,445,564

The accompanying notes are an integral part of these financial statements.

F-2-

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Quarters Ended August 31, 2002 and 2001

     2002

    2001

Cash Flows From Operations:

    Net profit (loss)

$  (74,539)

$ (46,773)

    Adjustments to reconcile net profit (loss) to net

        cash provided (consumed) by operating activities:

Depreciation and amortization

       1,258

      1,692

Changes in current assets and liabilities:

    Increase in accounts payable and

                    accrued liabilities

     12,975

      3,215

    Increase in payroll and sales taxes payable

       5,322

    20,732

    Decrease in accounts receivable

       4,557

      5,680

    Decrease in security deposits

         -

      5,544

    Decrease in liability for security deposit

         -

     (1,800)

    Decrease (increase) in inventory

          184

        (481)

Net cash consumed by operating

    activities

    (50,243)

   (12,191)

Cash Flows From Investing Activities:

    Investment in gold deposit

      (3,273)

        -

Net cash consumed by investing activities

      (3,273)

        -

Cash Flows From Financing Activities:

    Proceeds of common stock issuances

     52,000

        -

    Proceeds of borrowing

         -

   14,153

    Repayments of debt

      (4,035)

  (10,268)

    Increase in stockholder advances

     15,729

     4,600

    Net cash provided (consumed) by

financing activities

     63,694

     8,485

    Net increase (decrease) in cash

     10,178

    (3,706)

    Cash balance, beginning of period

       7,370

      3,811

    Cash balance, end of period

$   17,548

$       105

The accompanying notes are an integral part of these financial statements.

F-3-

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

August 31, 2002

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. and its subsidiary (“the Company”) as of August 31, 2002 and for the three month periods ended August 31, 2002 and 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the quarter ended August 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2003.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2002.

2.

SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods for income taxes.  Cash payments for interest were $7,256 and $2,246, respectively.

F-4

Item 2. Management's Discussion and Analysis.

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

Period ended August 31, 2002 compared with period ended August 31, 2001.

----------------------------------------------------------------------

Revenues for period ended August 31, 2002 were $70,959 which represents a decrease of $19,399 or 21.5% from revenues of $90,358 for the comparable period in 2001. The revenues for both periods reflect sales from the Company’s subsidiary, GetToner.com. The decrease was due to a shift in product mix and market emphasis. Prior to 2001, a significant portion of sales were directed to wholesalers purchasing register tapes, which produced higher revenues per sale but carried lower profit margins.  During 2001, GetToner shifted its sales emphasis to retail customers purchasing inkjet and laser toner cartridges through the Internet and other sales channels, which produced smaller revenues per sale but carry higher profit margins. However, during later part of fiscal year end May 31, 2001, the Company began to experience lower selling prices due to increased competition and higher product costs due to supplier changes, both of which reduced the projected higher margins of its cartridge sales for the 2002 period.

Cost of goods sold for the 2002 period totaled $43,775 or 61.7% of total revenue contrasted with $23,401 or 25.9% of total revenue for the 2001 period. The increase in cost of sales on a percentage basis for the 2002 period reflects the lower selling prices and higher product costs experienced during the 2002 period as discussed above. Gross profit for the 2002 period was $27,184 compared with $66,957 for the 2001 period. The decrease of $39,773 or 59.4% reflects the reduced sales for the 2001 period.

Selling and administrative expenses which consists of marketing expenses, salaries, rent, and other general and administrative expenses were $91,167 for the 2002 period contrasted with $117,198 for the 2001 period. The decrease of $26,031 or 22.2% for the 2002 period from the prior period is due principally to lower salaries and related costs attributable to a reduction is salaries payable to a Get Toner officer, and lower rent for GetToner’s new offices.

Operating loss for the 2002 period was $63,983 compared with an operating loss of $50,241 for the prior period. The increase in operating loss of $13,742 or 27.4% from the prior period is due to principally to the higher costs of good sold as discussed above slightly offset by the lower selling and administrative expenses. No research and development costs were incurred during the 2002 or 2001 periods, and there is no seasonal impact on the Company's sales.

Rental income for the 2002 period was $-0- contrasted with $6,750 for the 2001 period. During 2001, the Company subleased part of GetToner’s office space to a third party at its prior offices. No sublease arrangement exists for GetToner’s current offices.  Interest expense on long and short term debt totaled $10,556 contrasted with $3,282 for the prior 2001 period. The increase of $7,274 or 222% for the 2002 period is due to an increase in credit card and bank debt which was incurred during the current period to support the operations of GetToner.

Liquidity And Capital Resources.

As of August 31, 2002, the Company's working capital deficit was $557,853 compared with a working capital deficit of $530,730 for the May 31, 2002 year end. The increase in deficit for current period reflects the operational losses sustained by GetToner during this period.

During fiscal year 1999 and continuing through February 2001, prior to the acquisition of  TLM and GetToner, the Company's capital requirements have been insignificant due to its relatively limited operations. During this prior period its capital requirements have been funded principally through the private placement of its common stock and from loans from the Company's President and Chairman. During fiscal 2001 and in connection with the acquisition of TLM, the Company raised $153,500 from the private placement of 1,800,000 shares of common stock at prices ranging from $0.06 to $0.10 per unit. Of the shares sold, 650,000 were sold as units, each of which included a warrant entitling the holder to purchase an additional share at anytime during the ensuing year at a price of $1.00 per share. The proceeds were used to fund the operations of GetToner. In February 2001, the Company and its Chairman and President each agreed to certain compensation arrangements for the one-year period ending May 31, 2001. In consideration for acting as chairman and president of the Company for such period, the Company issued 300,000 shares of common stock of each such officer. In addition, during February 2001, the Company issued 191,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company’s Chairman and issued 181,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's President. During the fiscal year ended May 31, 2002, the Company raised $35,000 in gross proceeds in connection with the private placement of 140,000 units. Each unit consists of one share of common stock and one half of a stock purchase warrant exercisable one year from the issue date. Each full warrant enables the holder to acquire one share of common stock at a exercise price of $0.50 per share. The warrants have expired unexercised. During the quarter ended August 31, 2002, the Company raised $52,000 in connection with the sale of units. Each unit consists of one share of common stock and one half of common stock warrant which expires one year from issue date. Each full warrant enables the holder to acquire one share of common stock at an exercise price of $1.00 per share.

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

In the last quarter of fiscal 2002, the Company’s board of directors determined to re-direct its efforts towards the mining industry. The decision to re-direct its efforts towards the mining industry was based in part upon the belief by management that precious metal prices would rise in the future. To that end, the Company effected management changes in April and May 2002. The management change was intended to strengthen the Company’s management experience in the mining industry. Although the Company appointed Robert G. Carrington and Samuel G. Nunnemaker, as the Company’s new directors and new Chairman and President in April 2002, it removed both parties as officers of the Company on May 6, 2003 and as directors of the Company on December 15, 2003. It appointed Myron Goldstein, an experienced mining executive, as a director on March 25, 2003 and as Chairman on May 6, 2003. The Company’s plan of operations for the foreseeable future is to continue to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic (based upon existing data) but prospective mineral properties in the United States, principally gold properties. These properties likely have had prior mineral exploration work or actual mining activities conducted on site, but these operations were abandoned due to gold prices prevailing at the time.  Once a sub-economic property is identified and /or acquired, the Company intends re-evaluate the property based on the experience of its Chairman and consultants, and will seek to enhance its value by performing a limited amount of exploratory work. The exploratory work may consist of on site geological mapping, field testing and drilling additional exploratory holes in order to improve the economic viability of the property. At this time, the Company does not intend to engage in actual mineral extraction operations. However, if the Company is successful in enhancing the property value through its additional exploratory work, it may consider a number of options, including selling the property to interested mining company.

Risk Factors.

See the Company's Annual Report on Form 10-KSB for the period ending May 31, 2002 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, absence of significant operating revenue, and the need for additional capital; lack of established marketing strategy; sale of compatible and remanufactured products; and competition; among other factors. Readers are urged to refer to the section entitled “Cautionary Statements” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At August 31, 2002, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this quarterly report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and(ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the President’s and Principal Accounting Officer’s evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities.

During the quarter ended August 31, 2002, the Company raised $52,000 in connection with the sale of units. Each unit consists of one share of common stock and one half of common stock warrant which expires one year from issue date. Each full warrant enables the holder to acquire one share of common stock at an exercise price of $1.00 per share.

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports on Form 8-K

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 23, 2003

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

President and

Principal Accounting Officer and