Form 10QSB/A
period 2002-08-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2004-01-09
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Rental income for the 2002 period was $-0- contrasted with $6,750 for the 2001 period. During 2001, the Company subleased to a third party part of GetToner’s office space that it previously occupied. No sublease arrangement exists for GetToner’s current offices.  Interest expense on long and short term debt totaled $10,556 contrasted with $3,282 for the prior 2001 period. The increase of $7,274 or 222% for the 2002 period is due to an increase in credit card and bank debt which was incurred during the current period to support the operations of GetToner.

Liquidity And Capital Resources.

As of August 31, 2002, the Company's working capital deficit was $557,853 compared with a working capital deficit of $530,730 for the May 31, 2002 year end. The increase in deficit for the current period reflects the operational losses sustained by GetToner during this period.

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

On April 29, 2003, the Company entered into an agreement with the former principals of GetToner which effectively rescinded the GetToner transaction. Under the agreement, the Company returned the capital stock of GetToner to its former principals in exchange for receiving 1,751,666 shares of the Company’s common stock from the GetToner principals which was previously issued to such principals in connection with GetToner acquisition (See “Item 12 Certain Relationships and Related Transactions”). As a result of this transaction, the Company believes that it significantly reduced its operating cash requirements and improved its balance sheet by eliminating the GetToner liabilities.

During the quarter ended  May 31, 2002, the Company’s board of directors determined to re-direct its efforts towards the mining industry. The decision to re-direct its efforts towards the mining industry was based in part upon the belief by management that precious metal prices would rise in the future. To that end, the Company effected management changes in April and May 2002. The management change was intended to strengthen the Company’s management experience in the mining industry. Although the Company appointed Robert G. Carrington and Samuel G. Nunnemaker, as the Company’s new directors and new Chairman and President in April 2002, it removed both parties as officers of the Company on May 6, 2003 and as directors of the Company on December 15, 2003. It appointed Myron Goldstein, an experienced mining executive, as a director on March 25, 2003 and as Chairman on May 6, 2003. The Company’s plan of operations for the foreseeable future is to continue to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic (based upon existing data) but prospective mineral properties in the United States, principally gold properties. These properties likely have had prior mineral exploration work or actual mining activities conducted on site, but these operations were abandoned due to gold prices prevailing at the time.  Once a sub-economic property is identified and /or acquired, the Company intends re-evaluate the property based on the experience of its Chairman and consultants, and will seek to enhance its value by performing a limited amount of exploratory work. The exploratory work may consist of on site geological mapping, field testing and drilling additional exploratory holes in order to improve the economic viability of the property. At this time, the Company does not intend to engage in actual mineral extraction operations. However, if the Company is successful in enhancing the property value through its additional exploratory work, it may consider a number of options, including selling the property to interested mining company.

In this regard, on July 16, 2002, the Company acquired certain patented and unpatented mining claims known as the Bruner property located in Nye County, Nevada from Orcana Resources, Inc. and Miramar Gold Corporation (collectively “Orcana”). Under the terms of acquisition, the Company is required to maintain the property in good standing under state mining regulations for at least one full assessment year and pay Orcana a two percent net smelter royalty on all metals and materials mined or produced from the property. The Company maintains the right to purchase the net smelter royalty from Orcana for the sum of $250,000 payable in cash and/or marketable securities of the Company. In addition, upon achieving commercial production on the Bruner property, the Company is obligated to pay Orcana $250,000 within 120 day of achieving such commercial production. The payment may be in the form of cash and/or marketable securities of the Company. Since its acquisition, the Company has reviewed existing geological data, staked additional claims in the area, and conducted limited geochemical studies on the property. The Company intends to conduct additional exploratory work on the property consisting mainly of drilling a series of shallow and deeper drill holes in an attempt to establish a commercially viable mineral property. The Company will be required to raise additional funds in order to complete the additional exploration work, the amount of which has not been determined by the Company.

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

Dated: January 8, 2004

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

President and

Principal Accounting Officer and