Form 10QSB
period 2002-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2004-01-09
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2002

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

(1) Yes: [ ]    No: [X]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of November 30, 2002: 20,210,210 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

                          PART I -FINANCIAL INFORMATION

                                                                  Page Number

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheet at November 30, 2002

         and May 31, 2002                                             3

      -Consolidated Statements of Operations

       for the six month periods ended November 30, 2002 and

       November 30, 2001                                              4

      -Consolidated Statements of Operations

       for the six month periods ended November 30, 2002 and

       November 30, 2001                                              5

      -Consolidated Statements of Cash Flows for the six months

       ended November 30, 2002 and the six months

       ended November 30, 2001                                        6

      -Notes to Financial Statements                                  7

Item 2. Management's Discussion and Analysis.                         7

Item 3. Effectiveness of the registrant’s disclosure controls

        and procedures.                                               10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                            11

Item 2. Changes in Securities.                                        11

Item 3. Defaults upon Senior Securities.                              11

Item 4. Submission of Matters to Vote of Securityholders.             11

Item 5. Other Information.                                            11

Item 6. Exhibits and Reports on Form 8-K.                             11

Signatures                                                            11

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

ASSETS

November 30, 2002

May 31, 2002

      (Unaudited)

    (Audited)

Current Assets

Cash

$      72,345

$         7,370

Accounts receivable, less allowance for

    doubtful accounts

          6,173

         15,263

Inventory

          1,304

           1,346

Marketable securities

        50,220

         53,320

Prepaid expense

            150

             150

Total current assets

      130,192

         77,449

Fixed Assets

Office furniture and equipment

        15,682

        15,682

Less, accumulated depreciation

          9,954

          8,438

Net fixed assets

          5,728

          7,244

Other Assets

Deferred financing cost

          5,417

          6,417

Security deposits

             550

             550

Gold deposit

          3,273

           -

Total other assets

          9,240

          6,967

    TOTAL ASSETS

$     145,160

$      91,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$     435,808

$    395,208

Payroll and sales taxes payable

       100,099

        93,428

Current portions of notes payable

         94,849

        97,949

Stockholder advance

         45,691

        21,594

Total current liabilities

       676,447

      608,179

Notes Payable

         46,645

        51,366

Total Liabilities

       723,103

      659,545

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued and

    outstanding, 20,210,210 and 19,752,210

    shares, respectively

              202

197

Capital in excess of par value

       855,985

      741,490

Accumulated deficit

   (1,484,350)

  (1,362,892)

Accumulated other comprehensive income

         50,220

        53,320

Total stockholders’ deficit

      (577,943)

     (567,885)

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     145,160

$      91,660

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Month Periods Ended November 30,

(Unaudited)

    2002

    2001

Net Sales

$ 143,724

$ 185,877

Cost of Goods Sold

     91,766

   119,807

Gross Profit

     51,958

     66,070

Selling and Administrative Expenses

   155,511

   236,396

Operating loss

  (103,553)

  (170,326)

Other Income and Expense

Rental income

         -

       6,750

Interest expense

    (19,944)

    (14,713)

Net loss on sale of furniture

         -

      (3,259)

Gain on sale of securities

       2,029

         -

Net Loss

  (121,458)

  (181,548)

Other Comprehensive Loss:

Holding loss arising during the period

      (1,061)

         -

Reclassification adjustment for gain

    included in net loss

      (2,039)

         -

Total Comprehensive Loss

$(124,558)

$(181,548)

Loss Per Share:

Basic and Diluted

    $(.01)

    $(.01)

Weighted Average Number of Shares Outstanding

   19,933,210

   14,445,544

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended November 30,

(Unaudited)

    2002

    2001

Net Sales

$   72,765

$   95,519

Cost of Goods Sold

     47,991

     96,406

Gross Profit

     24,774

         (877)

Selling and Administrative Expenses

     64,344

   119,198

Operating loss

    (39,570)

  (120,085)

Other Income and Expense

Rental income

         -

         -

Interest expense

      (9,388)

    (11,431)

Net loss on sale of furniture

         -

      (3,259)

Gain on sale of securities

       2,039

         -

Net Loss

$  (46,919)

$(134,775)

Other Comprehensive Loss:

Holding loss arising during the period

      (1,061)

         -

Reclassification adjustment for gain

    included in net loss

      (2,039)

         -

Total other comprehensive loss

      (3,100)

         -

Total Comprehensive Loss

$(65,319)

$(134,775)

Loss Per Share:

Basic and Diluted

    $  -

   $(.01)

Weighted average number of shares outstanding

   20,283,543

   14,445,544

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended November 30,

(Unaudited)

     2002

    2001

Cash Flows From Operations:

    Net loss

$(121,458)

$(181,548)

    Adjustments to reconcile net loss to net cash

         consumed by operating activities:

Depreciation

       1,516

       2,142

Decrease in deferred financing cost

       1,000

       1,000

Loss on sale of furniture

         -

       3,259

Changes in current assets and liabilities:

    Increase in payroll and sales taxes payable

       6,671

     22,177

    Decrease in accounts receivable

       9,090

       8,515

    Decrease in security deposits

         -

       4,994

    Increase in accounts payable and

accrued liabilities

     40,600

   138,479

    Decrease in liability for security deposit

         -

      (1,800)

    Decrease in inventory

            42

       1,461

Net cash consumed by operating activities

    (62,539)

      (1,321)

Cash Flows From Investing Activities:

    Investment in gold deposit

      (3,273)

          -

    Proceeds from sale of furniture

         -

        1,200

    Fees paid to arrange debt financing

         -

          -

Net cash provided (consumed) by

    investing activities

      (3,273)

        1,200

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

   114,500

          -

    Proceeds of borrowing

         -

      14,153

    Repayments of debt

      (7,810)

     (21,053)

    Increase in stockholder advances

     24,097

        4,600

    Net cash provided (consumed) by

    financing activities

   130,787

       (2,300)

    Net increase (decrease) in cash

     64,975

       (2,421)

    Cash balance, beginning of period

       7,370

        3,811

    Cash balance, end of period

$   72,345

$      1,390

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2002

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. and its subsidiary ("the Company") as of November 30, 2002 and for the three and six month periods ended November 30, 2002 and 2001, have been prepared in accordance accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the six months ended November 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2003.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Payments for interest were $11,109 in the 2002 period and $10,299 in the 2001 period.

Item 2. Management's Discussion and Analysis.

Overview

--------

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

Six Month Period ended November 30, 2002 compared with Six Month Period ended November 30, 2001.

----------------------------------------------------------------------

Revenues for six month period ended November 30, 2002 were $143,724 which represents a decrease of $42,153 or 22.7% from revenues of $185,877 for the comparable period in 2001. The revenues for both periods reflect sales from the Company’s subsidiary, GetToner.com. The revenue decrease was due to a shift in product mix and market emphasis. Prior to 2001, a significant portion of sales was directed to wholesalers purchasing register tapes, which produced higher revenues per sale but carried lower profit margins.  During 2001, GetToner shifted its sales emphasis to retail customers purchasing inkjet and laser toner cartridges through the Internet and other sales channels, which produced smaller revenues per sale but carry higher profit margins. During later part of this fiscal year end 2001, the Company began to experience lower selling prices resulting from increased competition and higher product costs due to supplier changes, both of which reduced the projected higher margins of its cartridge sales for the 2002 period.

Cost of goods sold for the 2002 period totaled $91,766 or 63.8% of total revenue contrasted with $119,807 or 64.5% of total revenue for the 2001 period. The slight decrease in cost of sales on a percentage basis for the 2002 period reflects a change in the mix of products sold. Gross profit for the 2002 period was $51,958 compared with $66,070 for the 2001 period. The decrease of $14,112 or 21.4% reflects the impact of lower sales in the 2002 period matched against relatively flat cost of goods sold for the comparable periods.

Selling and administrative expenses which consists of marketing expenses, salaries, rent, and other general and administrative expenses were $155,511 for the 2002 period contrasted with $236,396 for the 2001 period. The decrease of $80,885 or 34.2% from the prior period is due principally to lower salaries and related costs attributable to a reduction in salary paid to a Get Toner officer, and lower rent for GetToner’s new offices.

Operating loss for the 2002 period was $103,553 compared with an operating loss of $170,326 for the prior period. The decrease in operating loss of $66,773 or 39.2% from the prior period is due principally to the reduction in selling and administrative expenses offset by the reduction in total sales. No research and development costs were incurred during the 2002 or 2001 periods, and there is no seasonal impact on the Company's sales.

During 2001, the Company subleased to a third party part of GetToner’s office space that it previously occupied and received $6,750 in rental income during the 2001 period. No sublease arrangement exists for GetToner’s current offices.  Interest expense on long and short term debt totaled $19,944 contrasted with $14,713 for the prior 2001 period. The increase of $5,231 or 35.6% is due to an increase in credit card and bank debt which was incurred during the period to support the operations of GetToner.

Total comprehensive loss for the six month period in 2002 decreased $56,990 or 31.4% to $124,558 from $181,548 for the comparable period in 2001 for the reasons discussed above.

Liquidity And Capital Resources.

As of November 30, 2002, the Company's working capital deficit was $546,255 compared with a working capital deficit of $530,730 for the May 31, 2002 year end. The increase in deficit for the current period reflects the operational losses sustained by GetToner during this period, partially offset by the private placement of the Company’s securities which occurred during the current period.

During fiscal year 1999 and continuing through February 2001, prior to the acquisition of  TLM and GetToner, the Company's capital requirements have been insignificant due to its relatively limited operations. During this period its capital requirements have been funded principally through the private placement of its common stock and from loans from the Company's President and Chairman. During fiscal 2001 and in connection with the acquisition of TLM, the Company raised $153,500 from the private placement of 1,800,000 shares of common stock at prices ranging from $0.06 to $0.10 per unit. Of the shares sold, 650,000 were sold as units, each of which included a warrant entitling the holder to purchase an additional share at anytime during the ensuing year at a price of $1 per share. The proceeds were used to fund the operation of GetToner. In February 2001, the Company and its Chairman and President each agreed to certain compensation arrangements for the one-year period ending May 31, 2001. In consideration for acting as chairman and president of the Company for such period, the Company issued 300,000 shares of common stock of each such officer. In addition, during February 2001, the Company issued 191,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company’s Chairman and issued 181,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's President. During fiscal 2002, the Company raised $35,000 in gross proceeds in connection with the private placement of 140,000 units. Each consists of one share of common stock and one half of a stock purchase warrant exercisable one year from the issue date at a price of $0.50. The warrants have expired unexercised. During the six month period ended November 30, 2002, the Company raised $114,500 in connection with the sale of units of the Company at a price per unit of $0.25. Each unit consists of one share of common stock and one half of common stock warrant which expires one year from issue date. Each full warrant enables the holder to acquire one share of common stock at an exercise price of $1.00 per share.

The Company has experienced significant losses in connection with the operations of GetToner. The Company is uncertain as to when it will achieve profitable operations. Until it achieves profitable operations, the Company intends to finance its ongoing operations through the private placement of its capital stock, through debt financing, or though the sale of its assets in the form of common stock of Birch Mountain Resources Ltd. As of May 31, 2002, the value of the Birch Mountain common stock (based upon the closing price of May 31, 2002) was $53,320 USD. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In his report on the consolidated financial statements for the year ended May 31, 2002, the Company’s independent auditor included an explanatory paragraph regarding its ability to continue as going concern.

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

During the quarter ended May 31, 2002, the Company’s board of directors determined to re-direct its efforts towards the mining industry. The decision to re-direct its efforts towards the mining industry was based in part upon the belief by management that precious metal prices would rise in the future. To that end, the Company effected management changes in April and May 2002. The management change was intended to strengthen the Company’s management experience in the mining industry. Although the Company appointed Robert G. Carrington and Samuel G. Nunnemaker, as the Company’s new directors and new Chairman and President in April 2002, it removed both parties as officers of the Company on May 6, 2003 and as directors of the Company on December 15, 2003. It appointed Myron Goldstein, an experienced mining executive, as a director on March 25, 2003 and as Chairman on May 6, 2003. The Company’s plan of operations for the foreseeable future is to continue to seek, identify and, if successful, acquire a portfolio of mineral, principally gold properties, in the United States, which based upon existing data, is undervalued or sub-economic but prospective. These properties likely have had prior mineral exploration work or actual mining activities conducted on site, but these operations were abandoned due to gold prices prevailing at the time.  Once a sub-economic property is identified and /or acquired, the Company intends to re-evaluate the property based on the experience of its Chairman and consultants, and will seek to enhance its value by performing a limited amount of exploratory work. The exploratory work may consist of on site geological mapping, field testing and drilling additional exploratory holes in order to improve the economic viability of the property. At this time, the Company does not intend to engage in actual mineral extraction operations. However, if the Company is successful in enhancing the property value through its additional exploratory work, it may consider a number of options, including selling the property to interested mining company.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At November 30, 2002, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this quarterly report on Form 10 QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report on Form 10-QSB, and (ii) the financial statements, and other financial information included in this quarterly report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the President’s and Principal Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities.

During the six month period ended November 30, 2002, the Company raised $114,500 in connection with the sale of its securities in the form of units. Each unit consists of one share of common stock and one half of common stock warrant which expires one year from issue date. Each full warrant enables the holder to acquire one share of common stock at an exercise price of $1.00 per share.

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