Form 10QSB
period 2003-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2004-02-19
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 28, 2003

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

(1) Yes: [ ]    No: [X]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of February 28, 2003: 20,350,210 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

                          PART I -FINANCIAL INFORMATION

                                                                  Page Number

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheet at February 28, 2003 (unaudited)

         and May 31, 2002 (audited)                                    3

      -Consolidated Statements of Operations

       for the nine month periods ended February 28, 2003 and

       November 30, 2001                                              4

      -Consolidated Statements of Operations

       for the nine month periods ended February 28, 2003 and

       November 30, 2001                                              5

      -Consolidated Statements of Cash Flows for the nine months ended February 28, 2003 and the nine months

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

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS

       February 28, 2003

           May 31, 2002

            (Unaudited)

               (Audited)

Current Assets

Cash

$    91,731

$      7,370

Accounts receivable, less allowance for

    doubtful accounts

        3,192

      15,263

Inventory

        1,279

        1,346

Marketable securities

      53,095

      53,320

Prepaid expense

           150

           150

Total current assets

    149,447

      77,449

Fixed Assets

Office furniture and equipment

      15,682

      15,682

Less, accumulated depreciation

      10,712

        8,438

Net fixed assets

        4,970

        7,244

Other Assets

Deferred financing cost

        4,917

        6,417

Security deposits

           550

           550

Mineral rights

        3,273

         -

Total other assets

        8,740

        6,967

    TOTAL ASSETS

$  163,157

$    91,660

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$   436,524

$    395,208

Payroll and sales taxes payable

     104,918

        93,428

Current portions of notes payable

       91,750

        97,949

Stockholder advances

       64,693

        21,594

Total current liabilities

     697,885

      608,179

Notes Payable

       44,414

        51,366

Total Liabilities

     742,299

      659,545

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued and

    outstanding, 20,350,210 and 19,752,210

    shares, respectively

            203

             197

Capital in excess of par value

     890,984

      741,490

Accumulated deficit

 (1,523,424)

  (1,362,892)

Accumulated other comprehensive income

       53,095

        53,320

Total stockholders’ deficit

    (579,142)

     (567,885)

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$    163,157

$      91,660

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Month Periods Ended February 28, 2003 and 2002

(Unaudited)

    2003

    2002

Net Sales

$     196,984

$ 261,749

Cost of Goods Sold

       122,816

   165,600

Gross Profit

         74,168

     96,149

Selling and Administrative Expenses

       219,987

   284,864

Operating loss

      (145,819)

  (188,715)

Other Income and Expense

Rental income

             -

        6,750

Interest expense

        (28,868)

    (34,907)

Gain on sale of securities

         14,155

         -

Loss on sale of furniture

             -

      (3,259)

Net Loss

      (160,532)

  (220,131)

Other Comprehensive Loss:

Unrealized gain on securities held for sale

         12,950

         -

Holding gain on securities sold during the period

              980

         -

Reclassification adjustment for gain

    included in net loss

       (14,155)

         -

Total other comprehensive loss

            (225)

         -

Total Comprehensive Loss

$   (160,757)

$(220,131)

Loss Per Share:

Basic and Diluted

     $( .01 )

    $( .01 )

Weighted Average Number of Shares Outstanding

  20,052,010

14,445,544

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended February 28, 2003 and 2002

(Unaudited)

    2003

    2002

Net Sales

$   53,260

$ 75,872

Cost of Goods Sold

     31,050

   45,793

Gross Profit

     22,210

   30,079

Selling and Administrative Expenses

     64,476

   48,468

Operating loss

    (42,266)

  (18,389)

Other Income and Expense

Interest expense

      (8,924)

  (20,194)

Gain on sale of securities

     12,116

       -

Net Loss

    (39,074)

  (38,583)

Other Comprehensive Income:

Unrealized gain on securities held for sale

      12,950

       -

Holding gain on securities sold during the period

        2,041

       -

Reclassification adjustment for gain

    included in net loss

    (12,116)

       -

Total other comprehensive income

       2,875

       -

Total Comprehensive Loss

$  (36,199)

$(38,583)

Loss Per Share:

Basic and Diluted

     $   -

  $    -

Weighted Average Number of Shares Outstanding

20,289,610

14,445,544

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended February 28, 2003 and 2002

(Unaudited)

     2003

    2002

Cash Flows From Operations:

    Net loss

$(160,532)

$(220,131)

    Adjustments to reconcile net loss to net cash

        consumed by operating activities:

Depreciation and amortization

       2,274

       2,972

Decrease in deferred financing cost

       1,500

       1,500

Loss on sales of furniture

         -

       3,259

Changes in current assets and liabilities:

    Increase in payroll and sales taxes payable

     11,490

     14,832

    Decrease in accounts receivable

     12,071

       9,280

    Decrease in security deposits

         -

       4,994

    Increase in accounts payable and

accrued liabilities

     41,316

   171,930

    Increase in liability for security deposit

         -

      (1,800)

    Decrease in inventory

            67

       1,894

Net cash consumed by operating

    activities

    (91,814)

    (11,270)

Cash Flows From Investing Activities:

    Investment in gold deposit

     (3,273)

         -

    Proceeds of sales of furniture

         -

       1,200

Net cash provided (consumed) by

    investing activities

      (3,273)

       1,200

Cash Flows From Financing Activities:

    Proceeds of sales of capital stock

   149,500

         -

    Increase in stockholder advances

     43,099

      11,100

    Proceeds of borrowing

         -

      23,393

    Repayments of debt

    (13,151)

     (24,856)

    Net cash provided by financing activities

   179,448

        9,637

    Net increase (decrease) in cash

     84,361

         (433)

    Cash balance, beginning of period

       7,370

        3,811

    Cash balance, end of period

$   91,731

$     3,378

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

February 28, 2003

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. and its subsidiary (“the Company”) as of February 28, 2003 and for the three and nine month periods ended February 28, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the nine months ended February 28, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2003.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Payments for interest were $20,207 in the 2003 period and $24,435 in the 2002 period.

#

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

Nine Month Period ended February 28, 2003 compared with Nine Month Period ended February 28, 2002.

-------------------------------------------------------------------

Revenues for nine month period ended February 28, 2003 were $196,984 which represents a decrease of $64,765 or 24.7% from revenues of $261,749 for the comparable period in 2002. The revenues for both periods reflect sales from the Company’s subsidiary, GetToner.com. The revenue decrease was due to lower selling prices from increased competition and a reduction is sales to wholesalers of similar products.

Cost of goods sold for the 2003 period totaled $122,816 or 62.3% of total revenue contrasted with $165,600 or 63.3% of total revenue for the 2002 period. Gross profit for the 2003 period was $74,168 compared with $96,149 for the 2002 period. The decrease of $21,981 or 22.9% reflects the impact of lower sales in the 2003 period matched against relatively flat cost of goods sold for the comparable periods. The costs of goods sold for both periods relate to the operations of the Company’s subsidiary, GetToner.com.

Selling and administrative expenses which consists of marketing expenses, salaries, rent, and other general and administrative expenses were $219,987 for the 2003 period contrasted with $284,864 for the 2002 period. The decrease of $64,877 or 22.8% from the prior period is due principally to lower salaries and related costs attributable to a reduction in salary paid to a Get Toner officer, and lower rent for GetToner’s new offices. The selling and administrative expenses for both periods relate to the operations of the Company’s subsidiary, GetToner.com.

Operating loss for the 2003 period was $145,819 compared with an operating loss of $188,715 for the prior period. The decrease in operating loss of $42,896 or 22.7% from the prior period is due principally to the reduction in selling and administrative expenses offset partially by the reduction in total sales. No research and development costs were incurred during the 2003 or 2002 periods, and there is no seasonal impact on the Company's sales. The operating loss for both periods relate to the operations of the Company’s subsidiary, GetToner.com.

During 2001 and continuing into 2002, the Company subleased to a third party part of GetToner’s office space that it previously occupied and received $6,750 in rental income during the 2001/2002 period. No sublease arrangement exists for GetToner’s current offices.  Interest expense on long and short term debt totaled $28,868 contrasted with $34,907 for the prior period. The decrease of $6,039 or 17.3% is due to a decrease in credit card and bank debt due to Shareholder advances which were used to pay down such debt. During the 2003 period, the Company realized a gain of $14,155 resulting from the Company’s sale of Birch Mountain securities which it received in connection with consulting services performed in 1999. No such sales of securities occurred in the 2002 period. During 2002, GetToner incurred a loss on the sale of furniture in the amount of $3,259. No such loss occurred in the 2003 period. Net loss for the period ending 2003 decreased to $160,532 from $220,131 for the comparable period in 2002. The decrease of $59,599 or 27.1% is due to the reasons discussed above.

During the period ended in 2003, the Company experienced an unrealized gain in the amount of $12,950 on securities held for sale. The gain relates to the securities of Birch Mountain discussed above and is due to an increase in the market value of the securities. No such gain was recorded in 2002. Total comprehensive loss for the nine month period ending February 28, 2003 decreased $59,374 or 27.0% to $160,757 from $220,131 for the comparable period in 2002 for the reasons discussed above.

Liquidity And Capital Resources.

As of February 28, 2003, the Company's working capital deficit was $548,438 (unaudited) compared with a working capital deficit of $530,730 (audited) for the May 31, 2002 year end. The increase in deficit for the current period reflects the operational losses sustained by GetToner during this period, partially offset by the private placement of the Company’s securities which occurred during the current period.

During fiscal year 1999 and continuing through February 2001, prior to the acquisition of  TLM and GetToner, the Company's capital requirements have been insignificant due to its relatively limited operations. During this period its capital requirements have been funded principally through the private placement of its common stock and from loans from the Company's President and Chairman. During fiscal 2001 and in connection with the acquisition of TLM, the Company raised $153,500 from the private placement of 1,800,000 shares of common stock at prices ranging from $0.06 to $0.10 per unit. Of the shares sold, 650,000 were sold as units, each of which included a warrant entitling the holder to purchase an additional share at anytime during the ensuing year at a price of $1 per share. The proceeds were used to fund the operation of GetToner. In February 2001, the Company and its Chairman and President each agreed to certain compensation arrangements for the one-year period ending May 31, 2001. In consideration for acting as chairman and president of the Company for such period, the Company issued 300,000 shares of common stock of each such officer. In addition, during February 2001, the Company issued 191,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company’s Chairman and issued 181,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's President. During fiscal 2002, the Company raised $35,000 in gross proceeds in connection with the private placement of 140,000 units. Each consists of one share of common stock and one half of a stock purchase warrant exercisable one year from the issue date at a price of $0.50. The warrants have expired unexercised. During the nine month period ended February 28, 2003, the Company raised $149,500 in connection with the sale of 598,000 units of the Company. Each unit consists of one share of common stock and one half of common stock warrant which expires one year from issue date. Each full warrant enables the holder to acquire one share of common stock at an exercise price of $1.00 per share.

The Company has experienced significant losses in connection with the operations of GetToner. The Company is uncertain as to when it will achieve profitable operations. Until it achieves profitable operations, the Company intends to finance its ongoing operations through the private placement of its capital stock, through debt financing, or though the sale of its assets in the form of common stock of Birch Mountain Resources Ltd. As of May 31, 2002, the value of the Birch Mountain common stock (based upon the closing price of May 31, 2002) was $53,320 USD. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future. Accordingly, the Company’s financial statements contain note disclosures describing the circumstances that lead to doubt over the ability of the Company to continue as a going concern. In his report on the consolidated financial statements for the year ended May 31, 2002, the Company’s independent auditor included an explanatory paragraph regarding its ability to continue as a going concern.

On April 29, 2003, the Company entered into an agreement with the former principals of GetToner which effectively rescinded the GetToner transaction. Under the agreement, the Company returned the capital stock of GetToner to its former principals in exchange for receiving 1,751,666 shares of the Company’s common stock from the GetToner principals which was previously issued to such principals in connection with GetToner acquisition. As a result of this transaction, the Company believes that it significantly reduced its operating cash requirements and improved its balance sheet by eliminating the GetToner liabilities.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At February 28, 2003, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities.

During the nine month period ended February 28, 2003, the Company raised $149,500 in connection with the sale of its securities in the form of units. Each unit consists of one share of common stock and one half of common stock warrant which expires one year from issue date. Each full warrant enables the holder to acquire one share of common stock at an exercise price of $1.00 per share.

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

#

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 18, 2004

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

Principal Accounting Officer and

Principal Executive Officer

#