Form 10KSB
period 2003-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2004-03-17
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2003

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

(973)-335-4400

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

(1)  [   ] Yes       [ X ]    No

(2)  [X] Yes       [    ]    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were: $-0-

As of May 31, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $1,784,553. This calculation is based upon the average of the bid price of $0.11 and asked price of $0.25 of the common stock on May 31, 2003.

The number of shares outstanding of the registrant's class of common stock on May 31, 2003 was 20,350,210 shares.

Disclosure Regarding Cautionary Statements.

Cautionary Statements.

Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND NEED FOR ADDITIONAL CAPITAL. As of May 31, 2003, the Company audited financial statements reflect total assets of $151,905, total current liabilities of $30,651, working capital of $115,267, and no income from operations.  Accordingly, certain risks exist with respect to the Company and it ability to effect its plan of operations of conducting additional exploratory work on its existing mining property, or acquiring additional mining properties.

INDUSTRY RISKS. During the later part of fiscal 2003, the Company shifted its business focus to acquiring prospective mineral properties, principally gold and silver properties. This industry is historically capital intensive and of high risk. The Company’s ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to identify and acquire prospective mineral properties, and to conduct limited exploration so as to prove up or enhance the potential reserves of such properties.  The ability to discover such reserves are subject to numerous factors, most of which are beyond the Company’s control and are not predictable. Exploration for gold involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

•

The ability to discover economic ore deposits,

•

The subsurface location of economic ore deposits,

•

The development of appropriate metallurgical processes,

•

The receipt of necessary governmental approvals, and

•

The construction of mining and processing facilities at any site chosen for mining, although the Company, at this time, does not expect to engage in actual mining operations.

In addition, the commercial viability of a mineral deposit is dependent on a number of these factors including:

•

The price of gold,

•

Exchange rates,

•

The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use, importing and exporting gold and environmental protection.

The effect of these factors cannot be accurately predicted, and the occurrence of any one or more factors could have a material adverse impact on the Company and its proposed operations.

ADDITIONAL GEOLOGICAL WORK REQUIRED FOR BRUNER PROPERTY. The Company owns a mining property located in Nye County Nevada, known as the Bruner property. The Company plans to conduct an initial phase of exploratory work on the property consisting of sampling surface and underground exposures of mineralized zones and core hole drilling (See “Item 1. Description of Business- Bruner Property”). The initial exploratory program is expected to range between $50,000 to $60,000. The results of this initial phase will determine the nature and extent of a second exploratory program, however, the total cost of such exploration work can not be determined at this time. The Company can not predict whether the results of all geological work performed on the Bruner property will be sufficient to conclude that economic mineral deposits exist on such claims, and whether such reserves, if any, are recoverable.

NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has a present need for additional capital in order to fulfill its plan of operations for the near term of conducting the initial phase of exploratory work on the Bruner property. In addition, the Company will require additional capital to conduct the second phase of exploratory work on the property. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the from of the sale and issuance of the additional Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders.

SPECULATIVE PRICE OF GOLD. Gold exploration and production involves numerous natural risks that may not be overcome by knowledge and experience. In particular, even if the Company is successful in identifying gold deposits, for which no assurances can be given, the commercialization will be dependent upon the existing market price for gold, among other factors. The market price of gold historically has been unpredictable, and subject to wide fluctuations. The decline in the price of gold could render a discovered property uneconomic for unpredictable periods of time.

INDUSTRY REGULATION. The mineral exploration and mining industry is subject to numerous statutory and regulatory requirements and controls at various governmental levels. Regulations can impact the manner and methodology of any exploration, mining and milling activities undertaken by the Company or its assigns. The impact of such regulations can not be predicted, and may cause unexpected delays, and/or become cost prohibitive, thereby rendering any prospect uneconomic.

ENVIRONMENTAL AND OTHER RISKS. Mining activities poses certain environmental risks, as well personal injury risks. While the Company will attempt to manage its risks, one or more incidents of environmental damage or personal injury resulting from its mining activities could  have  a  material adverse impact on the business of the Company.

VOLATILE PRICES AND LIMITED VOLUME FOR COMPANY’S COMMON STOCK. Historically, there has been a limited trading market for the Company’s common stock. The price of the common stock has been extremely volatile. Due to the low price of the common stock, many brokerage firms may refrain or be prohibited from trading in the Company’s common stock. This could have an adverse effect on sustaining any market for the Company’s common stock. Consequently, shareholders may not be able to sell their shares at a desirable time, if at all.

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

PART I

Item 1. Description of Business.

Background.

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

In March 2001, the Company acquired all the issued and outstanding capital stock of TLM Industries, Inc. TLM thereafter merged with its wholly owned subsidiary, GetToner.com, Inc. ("GetToner"), pursuant to which GetToner was the surviving entity. GetToner.com became a wholly owned subsidiary of the Company, and GetToner was engaged in the business of selling office supply products, principally disposable imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines and copiers. On April 29, 2003, the Company and the former principals of GetToner entered into an agreement pursuant to which the two former principals of GetToner returned 1,751,666 shares of the Company’s common stock which was previously issued to them in connection with the GetToner transaction, and the Company returned to those two parties all of the capital stock of GetToner. As a result of the transaction, the Company divested itself of GetToner and its operations  (See Item 12 Certain Relationships and Related Transactions”).

Prior to the transaction with TLM and GetToner, the Company’s operations consisted of providing limited consulting services to mining companies. These services included the review of existing and introduction of new assay processes, and the introduction of technical personnel and sources of investment capital. In this regard, during 1999, the Company introduced technical consultants to Birch Mountain that advanced certain mining assay procedures employed by Birch Mountain. In June 1999, the Company entered into a Finder’s Fee Agreement with Birch Mountain Resources Ltd to evidence these services. Pursuant to the agreement, the Company is entitled to receive a total of 500,000 shares of common stock of Birch Mountain, subject to certain conditions of the agreement. A total of 350,000 shares have been received by the Company. The remaining 150,000 shares will be issued to the Company contingent upon Birch Mountain developing a proprietary assay procedure that meets certain established standards. However, no assurances can be given that the remaining 150,000 shares of common stock of Birch Mountain will be issued to the Company.

In the second calendar quarter of 2002, the Company undertook to restructure its management and redirect its efforts towards the mining industry by seeking to acquire mining properties in the United States that were sub-economic, but prospective, gold and silver properties. This decision was based in part upon the belief by management that precious metal prices would rise in the future which would therefore cause a concomitant rise in the value of acquired properties. To that end, the Company effected management changes in April and May 2002. The management changes were intended to strengthen the Company’s management experience in the mining industry. Although the Company appointed Robert G. Carrington and Samuel G. Nunnemaker, both industry professionals, as the Company’s new directors and new Chairman and President in April 2002, it removed both parties as officers of the Company on May 6, 2003, and on December 15, 2003, a majority of shareholders of the Company voted to remove Messrs. Carrington and Nunnemaker as directors of the Company (See “Item 12 Certain Relationships and Related Transactions”). The Company then elected Myron Goldstein, an experienced mining executive, to its Board of Directors of the Company on March 25, 2003 and appointed him Chairman on May 6, 2003.

In addition, during July 2002, the Company acquired certain patented and unpatented mining claims known as the Bruner property located in Nye County, Nevada from Orcana Resources, Inc. and Miramar Gold Corporation (collectively “Orcana”). Under the terms of acquisition, the Company is required to maintain the property in good standing under state mining regulations for at least one full assessment year and pay Orcana a two percent net smelter royalty on all metals and materials mined or produced from the property. The Company maintains the right to purchase the net smelter royalty from Orcana for the sum of $250,000 payable in cash and/or marketable securities of the Company. In addition, upon achieving commercial production on the Bruner property, the Company is obligated to pay Orcana $250,000 within 120 day of achieving such commercial production. The payment may be in the form of cash and/or marketable securities of the Company.

The Company’s plan of operations for the foreseeable future is to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic (based upon existing data) but prospective mineral properties in the United States, principally gold properties. These properties likely have had prior mineral exploration work or actual mining activities conducted on site, but operations were abandoned generally due to gold prices prevailing at the time.  Once a sub-economic property has been identified and/or acquired, the Company intends re-evaluate the property based on the experience of its Chairman and consultants, and will seek to enhance the value of the property by performing a limited amount of exploratory work on the property. The exploratory work may consist of on site geological mapping, field testing, and drilling a limited amount of exploratory holes. At this time, the Company does not intend to engage in actual mineral extraction operations. However, if the Company is successful in enhancing property values through additional exploratory work, it may consider a number of options, including selling the property to interested mining companies. The Company can not predict whether it will be successful in these endeavors.

The Company’s offices are located at 260 Garibaldi Avenue, Lodi, New Jersey 07644, and its phone number is (973) 335-4400.

BUSINESS OF COMPANY.

General.

The Company is an exploration stage company engaged in the acquisition, exploration and development of mineral properties.  The Company has acquired a mining property located in Nye County, Nevada, known as the “Bruner Property.”  The Company intends to carry out exploration work on the Bruner Property in order to ascertain whether the property possesses commercially exploitable quantities of gold and silver.

Bruner Property

Introduction.

In July 2002, the Company acquired certain patented and unpatented mining claims known as the Bruner property located in Nye County, Nevada from Orcana Resources, Inc. and Miramar Gold Corporation (“Orcana”). The Bruner property is located in Nye County, Nevada in a region known as the Walker Lane gold belt, 125 miles east-southeast of Reno and 25 miles northeast of Gabbs, Nevada.  Several high-grade gold mines and prospects have been developed in the Bruner district in auriferous quartz veins hosted by Tertiary volcanic rocks.  The property area is underlain by Tertiary felsic and intermediate composition volcanic and volcaniclastic rocks.  Gold mineralization is hosted by a sequence of crystal tuffs that range from latite to quartz latite in composition. The latite is pervasively altered in the central portion of the district, and gold detected in surface sampling and drilling is associated with quartz-adularia alteration.  Quartz-adularia veins also occur in the northern and eastern part of the property in a rhyolite porphyry flow-dome that intrudes the volcanic rocks.

Past production in the Bruner district has been estimated at approximately 55,587 ounces of gold contained in 99,625 tons of ore at a recovered grade of 0.562 oz/ton gold.  Most of the production occurred from 1920 to 1942 from high grade gold/silver vein deposits from the Paymaster, Penelas, Phonolite, and Duluth mines.  These mines are located on or near the Company’s Bruner property. In addition, several large-scale volcanic-hosted precious metal deposits are located in the general vicinity, including Rawhide (1.4 million ounces gold total production, currently in reclamation), Round Mountain (720,000 ounces gold current annual production with over 9 million ounces produced through 2003), and Paradise Peak (1.5 million ounces gold). Despite these past production amounts from the Bruner property and from mines in the general vicinity, the Company can not predict whether commercially exploitable mineral deposits or reserves exist on the Bruner property until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Description of Property.

The Company owns 28 patented claims totaling 560 acres and 48 unpatented claims totaling 940 acres for a total land position of 1,500 acres in the heart of the Bruner district.  All claims are in good standing.  As stated above, the Company acquired the majority of the property in July 2002 from Orcana.  Orcana retains a 2% net smelter royalty on the property, and the Company can purchase the royalty for $250,000 payable in cash and/or marketable securities of the Company. In addition, upon achieving commercial production on the Bruner property, the Company is obligated to pay Orcana $250,000 within 120 day of achieving such commercial production. The payment may be in the form of cash and/or marketable securities of the Company. Prior to the Company’s acquisition of the claims, Miramar completed an extensive environmental clean up of the property, and the Company is not aware of any liabilities associated with the property.

Recent Exploration Activity.

During the past 25 years, several companies have conducted exploration in the Bruner property and surrounding areas for volcanic-hosted, bulk-tonnage precious metal mineralization.  The work completed includes geological mapping and sampling, about 1,000 soil geochemistry samples, several hundred rock chip samples from outcrops and underground workings, helicopter-airborne and ground geophysics, and 147 drill holes totaling 65,185 feet.  Most of the drill holes are reverse circulation holes.  The Company estimates that approximately $1.5 to $2 million has been spent on exploration on the project since 1979. Gold mineralization has been detected in many of the drill holes. However, a significant portion of the data is held by the Company’s former officers and directors and is currently unavailable to the Company (See “Item 3 - Legal Proceeding”).

The soil geochemistry program consisted of samples collected at 100 foot intervals along east-west grid lines spaced 400 feet apart. The soil geochemistry data show a 2,000 ft. by 800 ft. northwest-trending gold anomaly over the central portion of the Company’s claim block.  Values typically exceed 100 ppb gold and 300 ppb silver, whereas background values are less than 5 ppb gold and less than 50 ppb silver.  In addition, dumps, float and outcrops were sampled on the surface, and all of the available mine workings were chip channel sampled.

The magnetic geophysical data depicts the major north and northwest structural trends on a contoured plot of the total field data.  The mineralized structural trend that hosts the Penelas and Bruner deposits is readily identifiable as a linear magnetic low.

Exploration Potential.

All of the modern exploration efforts have focused on finding bulk minable deposits such as Round Mountain, Paradise Peak and Rawhide.  Past exploration on the Bruner property has identified several areas where significant volumes of bulk minable gold mineralization may occur.  Additional exploration is needed to fully evaluate the potential for a bulk minable deposit at Bruner. The Company estimates that depots of between 0.01 to 0.2 oz/ton Au are considered low grade deposits.

Moreover, the potential for high-grade vein targets on the  Bruner property remains largely untested.  For example, previous exploration drilling encountered several vein intercepts assaying greater than 0.5 oz/ton Au, and surface sampling also yielded assay results of greater than 0.5 oz/ton Au.  Underground sampling is limited, but one value in excess of 8 oz/ton Au was recorded.   High-grade gold vein targets will be a top priority for the continuing exploration at Bruner.

Proposed Exploration.

The Company is planning a phased exploration program to determine the presence, if any, of high-grade mineralization in the central portion of the Bruner property.  The first phase will consist of sampling and limited core hole drilling. The Company intends to sample surface and underground exposures of mineralized zones identified through previous exploration in order to confirm the results of prior geological data.  The cost for the sampling will be less than $5,000. The sampling program will be followed up by a limited number of diamond core holes to confirm and to assist in determining the continuity of the shallow resource, and to assist in the definition of the orientation, thickness and potential grade of the high grade vein structures.  The total footage of this drilling will be less than 1,000 feet and the cost will be less than $50,000. The Company has initiated the permitting process for this drilling.

'

Following the initial drilling, a second phase of exploration will be designed to follow up on results of the initial program. The objective of the second phase will be to further define the bulk tonnage mineralization and to test the high-grade targets at the Penelas mine and other areas.  Details of the work will be planned after completion and interpretation of the Phase 1 program.

The proposed geological work on the Bruner property work is subject to obtaining additional financing and final approval of the Company’s Board of Directors.

Item 2. Description of Property.

The Company’s business office is located at 260 Garibaldi Avenue, Lodi, New Jersey 907644, and is provided by the Company’s President on a rent-free basis under an oral arrangement between the parties.  The Company believes that this office space will sufficient to support its needs for the next 12 months.

Item 3. Legal Proceedings.

On July 3, 2003, the Company filed an action against the Robert Carrington and Samuel Nunnemaker, former officers and directors of the Company, in Superior Court of New Jersey asserting fraud, breach of fiduciary duties to the Company, and seeking the placement of a constructive trust on a mineral property acquired by their affiliate and the sale proceeds thereof, among other claims. The Company also is seeking a return of geological data on the Bruner property presently in the possession of the defendants. The defendants obtained the data while they were officers of the Company, and, despite demands by the Company, they have refused to return the data to the Company. The defendants have filed an answer to the complaint denying the Company’s allegations. In addition, the defendants filed with the court a motion to dismiss for lack of jurisdiction and a second motion of inconvenient forum.  The Company filed a partial motion for partial summary judgment seeking the return of the Bruner geological data currently in the defendants’ possession. No action has been taken by the court with respect to these motions.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information:

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by OTC Bulletin Board and the Pink Sheet market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is listed on the Pink Sheets under the symbol “AIVN.” From January 2000 to November 2001, the Company’s common stock was listed on the OTC Bulletin Board. From November 2001 to the present, the Company’s common stock has been listed on the Pink Sheet market. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

2002

Low Bid

High Bid

1st Quarter

$0.11

$0.50

2nd Quarter

$0.20

$0.35

3rd Quarter

$0.20

$0.45

4th Quarter

$0.16

$0.45

2003

Low Bid

High Bid

1st Quarter

$0.11

$0.25

2nd Quarter

$0.03

$0.10

3rd Quarter

$0.20

$0.45]

4th Quarter

$0.16

$0.45

2004

Low Bid

High Bid

1st Quarter

$0.11

$0.25

2nd Quarter

$0.03

$0.10

As of May 31, 2003, there are 394 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any cash dividends since its inception and does not anticipate paying such dividends in the future.

During fiscal 2003, the Company raised $149,500 in gross proceeds in connection with the private placement of 598,000 units to 13 individuals. In June 2002, one investor subscribed for $10,000; in July 2002, three investors subscribed for $32,000; in August 2002, two investors subscribed for $20,000; in September 2002, one investor subscribed for $15,000, in October 2002, one investor subscribed for $17,500; in November 2002, two investors subscribed for $30,000; in December 2002, two investors subscribe for $17,500; and in January 2003, one investors subscribed for $17,500. Each unit consisted of one share of common stock and one half of a stock purchase warrant exercisable one year from the issue date at a price of $1.00. The warrants have expired unexercised. The private placements were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an “accredited investor” as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

The Company’s Equity Compensation Plan Information as of May 31, 2003 is set forth below.

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

Item 6. Management's Discussion and Analysis or Plan Of Operation.

Overview

In March 2001, the Company acquired all the issued and outstanding capital stock of TLM Industries, Inc. (“TLM”). TLM thereafter merged with its wholly owned subsidiary, GetToner.com, Inc. ("GetToner"), pursuant to which GetToner was the surviving entity. GetToner became the wholly owned subsidiary of the Company, and was engaged in the business of selling office supply products, principally disposable imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines and copiers. On April 29, 2003, the Company and the former principals of GetToner entered into an agreement pursuant to which the two former principals of GetToner returned 1,751,666 shares of the Company’s common stock which was previously issued to them in connection with the GetToner transaction, and the Company returned to those two parties all of the capital stock of GetToner. As a result of the transactions, the Company divested itself of GetToner and its operations (See Item 12 Certain Relationships and Related Transactions”).

Prior to the GetToner transaction, the Company’s operations consisted of providing limited consulting services to mining companies. These services included the review of existing, and introduction of new, assay processes, and the introduction of technical personnel and sources of investment capital. During 1999, the Company provided consulting services to Birch Mountain Resources Ltd., a company trading on the Canadian Venture Exchange (symbol: BMD.V) under an arms’ length agreement. The Company introduced technical consultants to Birch Mountain that advanced certain mining assay procedures employed by Birch Mountain. In exchange for providing services to Birch Mountain, the Company may be entitled to receive a total of 500,000 shares of common stock of Birch Mountain, of which 350,000 shares have been received to date by the Company. The remaining 150,000 shares will be issued to the Company contingent upon Birch Mountain developing a proprietary assay procedure that meets certain established standards. At this time, the Company is uncertain as to whether it will receive the remaining 150,000 shares of Birch Mountain common stock. The Company may explore the possibility of providing similar consulting services to other mining companies in the future, although it has no present arrangement with any other mining company. In the second calendar quarter of 2002, as discussed elsewhere herein, the Company undertook to restructure its management and redirect its efforts towards the mining industry. In July 2002, the Company acquired certain patented and unpatented mining claims known as the Bruner property located in Nye County, Nevada. The Company intends to conduct additional geological mapping exploration work on the Bruner property.

Fiscal year end 2003 compared with Fiscal year end 2002.

Except as otherwise stated, the results of operations for the periods indicated below reflect the operations of the Company without its former subsidiary, GetToner.

The Company had no revenues for the 2003 and 2002 periods.

During 2003, the Company incurred $112,722 in general and administrative expenses, which represents a decrease of $28,525 or 20.2% from $141,247 incurred in 2002. The decrease is due principally to a reduction in compensation allocable to officers and directors which occurred in 2002, partially offset by an increase in professional fees and travel expenses which occurred in 2003. During 2002, the Company issued to four of its officers and/or directors common stock which was valued at $99,500. Interest expense in 2003 was $1,056, representing an increase of $798 or 309% from $258 in 2002. The increase is due to higher balances maintained on company credit cards during the 2003 period. Profit on the sale of securities for the 2003 period was $32,359, representing an increase of $29,739 or 1,135% from the 2002 period. The securities sales relate to securities of Birch Mount which have been sold by the Company in both periods. During 2003, the Company sold 164,000 common shares of Birch Mountain, and in 2002, the Company sold 5,000 common shares of Birch Mountain. Loss from continuing operations was $81,419 for fiscal 2003, representing a decrease of $57,466 or 41.4% from $138,885 for the 2002 period for the reasons discussed above.

Loss from operations of discontinued segment was $101,837 for fiscal 2003, representing a decrease of $149,771 or 59.5%, from a loss of $251,608 incurred in the 2002 period. The loss for both periods represents the operations of GetToner.com which was divested by the Company in April 2003. Net loss for operations in 2003 was $183,256 compared with a loss of $390,493 which occurred in 2002.

Other Comprehensive Income describes changes in value of the Birch Mountain securities owned by the Company that occurred during the effected periods.  An unrealized gain in the amount of $36,350 represents the increase in value of the Birch Mountain stock still owned by the Company at May 31, 2003. This contrasts with an unrealized gain of $53,320 for the 2002 period. The holding gain on securities sold during the 2003 period is $2,989 and represents the increase in value that occurred prior to sale of securities sold during the period.  A similar gain was not recorded in 2002. The reclassification adjustment  for gain included in net loss of $32,359 is the gain recognized on securities sold during the year ended May 31, 2003.  This represents an amount transferred from the Other Comprehensive Income category to the Other Income category. As similar loss was not recorded in 2002.

Total comprehensive loss for the 2003 year end period was $176,276 which contrasts with $337,173 for the 2002 period. The decrease of $160,897 or 47.7% is due to the reasons discussed above.

Liquidity And Capital Resources.

As of May 31, 2003, the Company's working capital was $115,303 and as of May 31, 2002, the Company’s working capital deficit was $338,592. The positive change in working capital is due principally to the divestiture of GetToner and its attendant liabilities.

During fiscal year 1999 and continuing through February 2001, prior to the acquisition of  TLM and GetToner, the Company's capital requirements have been insignificant due to its relatively limited operations. During this period its capital requirements have been funded principally through the private placement of its common stock and from loans from the Company's President and Chairman. During fiscal 2001 and in connection with the acquisition of TLM, the Company raised $153,500 from the private placement of 1,800,000 shares of common stock at prices ranging from $0.06 to $0.10 per unit. Of the shares sold, 650,000 were sold as units, each of which included a warrant entitling the holder to purchase an additional share at anytime during the ensuing year at a price of $1 per share. The proceeds were used to fund the operation of GetToner. In February 2001, the Company and its Chairman and President each agreed to certain compensation arrangements for the one-year period ending May 31, 2001. In consideration for acting as chairman and president of the Company for such period, the Company issued 300,000 shares of common stock of each such officer. In addition, during February 2001, the Company issued 191,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company’s Chairman and issued 181,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's President. During fiscal 2002, the Company raised $35,000 in gross proceeds in connection with the private placement of 140,000 units. Each unit consisted of one share of common stock and one half of a stock purchase warrant exercisable one year from the issue date at a price of $0.50. The warrants have expired unexercised. During fiscal 2003, the Company raised $149,500 in gross proceeds in connection with the private placement of 598,000 units. Each unit consisted of one share of common stock and one half of a stock purchase warrant exercisable one year from the issue date at a price of $1.00. The warrants have expired unexercised.

The Company experienced significant losses in connection with the operations of GetToner. On April 29, 2003, the Company entered into an agreement with the former principals of GetToner which effectively rescinded the GetToner transaction. Under the agreement, the Company returned the capital stock of GetToner to its former principals in exchange for receiving 1,751,666 shares of the Company’s common stock from the GetToner principals which was previously issued to such principals in connection with GetToner acquisition (See “Item 12 Certain Relationships and Related Transactions”). As a result of this transaction, the Company believes that it significantly reduced its operating cash requirements and improved its balance sheet by eliminating the GetToner liabilities.

The Company’s plan of operations for the next 12 months consists of a two phase exploratory program on the Bruner property. The  initial phase of geological exploration work consisting of sampling and limited core hole drilling. The estimated cost of this work is $50,000 to $60,000. Additional work likely will be required to be conducted on the property, however, the nature and amount of such work will be dependent upon the results of the initial phase, and  can not be predicted at this time. The Company intends to finance its plan of operations through the private placement of its capital stock, through debt financing, or though the sale of its assets in the form of common stock of Birch Mountain Resources Ltd. As of December 31, 2003, the value of the Birch Mountain common stock (based upon the closing price of May 31, 2003) was $60,300 USD. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future.

Item 7. Financial Statements.

     The financial  statements  required by this Item are set forth immediately following Item 14 of Part III.

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

PART III

Item 9.  Directors. Executive Officers. Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company during fiscal year ending May 31, 2003 are as follows;

Name

Age

Position

Myron Goldstein

64

Chairman

Jack Wagenti

66

President,  Chief Financial Officer,

Secretary and Treasurer, and Director

Arthur deWitt Ackerman

61

Director

Walter Salvadore, Jr.

49

Director

Brian G. Russell

77

Director

Robert G. Carrington

49

Former Chairman

Samuel G. Nunnemaker

50

Former President and Director

-------------------------------------------------------------------------------------------------------------------------------

Mr. Myron Goldstein, Chairman.

   Mr. Goldstein is a senior mining executive with over 30 years diversified international management, exploration and development experience in precious and base metals and uranium, including 10 years as Chevron Resource Company’s District Manager for its Western District located in Denver, Colorado. From 1995 to the present, Mr. Goldstein has served as director and senior management of various companies as a result of his employment with Global Management Mining, a mining consulting company located in Vancouver, Canada. He is a graduate of the University of Toronto, Ontario, Canada, where he earned a Ph.D in Physics and Geophysics. He also earned a M.S. in Geophysics from the  Massachusetts Institute of Technology, Cambridge, Massachusetts., and a B.S. degree in   Engineering Geophysics, from the Colorado School of Mines, Golden, Colorado.

Mr. Jack Wagenti, President, Chief Financial Officer, Secretary, Treasurer and Director.

    Mr. Wagenti was President and Director of the Company from 1996 to May 6, 2002 when he resigned in both capacities. On May 6, 2002, he became Chief Financial Officer, Secretary and Treasurer of the Company. On March 25, 2003, he was re-appointed a director of the Company. From 1988 to 1996,  Mr.  Wagenti  owned  and  operated  a real  estate brokerage business located in Lodi, New Jersey.

Mr. Arthur deWitt Ackerman, Director.

    Mr. Ackerman became a Director of the Company on May 6, 2002. From January 1997 to the present Mr. Ackerman has been executive vice president of the Middleton Group, LLC, a securtities investment firm.

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

Barry Downs, Former Chief Executive Officer.

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

Robert G. Carrington, Former Chairman.

   Mr. Carrington became Chairman of the Board of the Company on May 6, 2002. From June 2001 to the present, he has been President of Gold Canyon Resources USA, Inc., a wholly owned subsidiary of Gold Canyon Resources, Inc., a company listed on the TSX Ventures Exchange. He also is Chief Executive Officer and a Director of Gold Canyon Resources, Inc. On May 6, 2003, the Board of Directors removed Mr. Carrington as an officer of the Company, and on December 13, 2003, a majority of shareholders voted to remove Mr. Carrington as a director of the Company.

Samuel G. Nunnemaker, Former President and Director.

   Mr. Nunnemaker became President and a Director of the Company on May 6, 2002. From March 2001, to the present, Mr. Nunnemaker has been a mining consultant doing business as Nunnemaker Consulting Services. From 1995 to March 2001, he was district manager of Inmet Mining Corporation and Vice President of Inmet Mining (US), Inc. On May 6, 2003, the Board of Directors removed Mr. Nunnemaker as an officer of the Company and on December 13, 2003, a majority of shareholders voted to remove Mr. Nunnemaker as a director of the Company.

     Each  director  serves until the next annual  meeting of  Shareholders  and until his respective successor is duly elected and qualifies; Executive officers are elected by the Board to serve at the discretion of the directors.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2003, 2002 and 2001 are set forth in the following table and information below:

SUMMARY COMPENSATION

Annual Compensation

Long Term  Compensation

Other

Name and

Annual

Principal

Salary

Bonus

Compensation

Restricted Stock Awards

Position

   ($)

  ($)

       ($)

                ($)

-----------------------------------------------------------------------------------------------------------------------

Dr. Emanuel Ploumis(1)

        2002         -0-          -0-        -0-                               -0-

                                               2001         -0-          -0-        -0-                           $52,530(1)

Jack Wagenti (2)                   2003         -0-          -0-        -0-                               -0-

                                               2002         -0-          -0-        -0-                               -0-

                                               2001         -0-          -0-        -0-                           $54,230(2)

Barry Downs(3)                     2002         -0-          -0-         -0-                           $40,000(3)

Robert Carrington(4)             2002         -0-          -0-         -0-                           $40,000(4)

Samuel G. Nunnemaker(5)    2002          -0-           -0-         -0-                         $40,000(5)

Arthur deWitt Ackerman(6) 2002           -0-            -0-          -0-                        $40,000(6)

Myron Goldstein                    2003          -0-          -0-          -0-                              -0-

------------------------------------------------------------------------------------------------------------------------------

(1). During January 2001, Mr. Ploumis received 191,000 shares of common stock for cancellation of $19,035 owed to Mr. Ploumis by the Company and 309,000 shares of common stock in exchange for services through May 31, 2001. The closing market price of the Company’s common stock on the date of grant of 309,000 shares was $0.17. The value of restricted stock award ($52,530) equals the product of the stated closing price multiplied by 309,000. Dr. Ploumis resigned from his positions as Chairman and Chief Executive Officer of the Company on May 6, 2002.

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

(4).  Mr. Carrington became Chairman of the Board of the Company in May 2002. In connection with his arrangement with the Company, he acquired 500,000 shares of common stock at a price per share of $0.0001. The most recent closing market price of the Company’s common stock on the date of grant was $0.08. The value of restricted stock award ($40,000) equals the product of the stated closing price multiplied by 500,000.

(5).  Mr. Nunnemaker became President of the Company in May 2002. In connection with his arrangement with the Company, he acquired 500,000 shares of common stock at a price per share of $0.0001. The most recent closing market price of the Company’s common stock on the date of grant was $0.08. The value of restricted stock award ($40,000) equals the product of the stated closing price multiplied by 500,000.

(6). On May 6, 2002, Arthur deWitt Ackerman, a director of the Company, acquired 500,000 shares of common stock at $0.00001 per share. The most recent closing market price of the Company’s common stock on the date of grant was $0.08. The value of restricted stock award ($40,000) equals the product of the stated closing price multiplied by 500,000.

Except as stated above, for the fiscal period ending May 31, 2003, the Company had no employment agreement with its officers, and the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following  table sets  forth,  as of the date of May 31, 2003,  the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the  Company's  Common  Stock,  each  executive  officer  and director individually and all executive officers and directors of the Company as a group as of such date.  No other class of voting  securities  is  outstanding.  Each person is believed  to have sole  voting and  investment  power over the shares  except as noted. The following information is based upon 20,350,210 shares of common stock of the Company which are issued and outstanding as of May 31, 2003. Except as otherwise noted, the address for each party is 260 Garibaldi Ave., Lodi, New Jersey 07644, the address of the Company.

    Security ownership of former and current officers and directors.

--------------------------------------------------------------------------------------------

                                  Name and                           Amount and

                                  Address of                          Nature of

                                  Beneficial                           Beneficial             Percent

Title of Class             Owner                                Owner                   of Class

-------------------------------------------------------------------------------------------

Common          Myron Goldstein

-0-                          0%

Common          Jack Wagenti(1)                            1,500,000              7.4%

Common          Arthur deWitt Ackerman

  500,000              2.0%

Common          Walter Salvadore, Jr.

    52,000              0.2%

Common          Brian G. Russell

    50,000              0.2%

Common           Robert G. Carrington(2)

  500,000              2.0%

Common           Samuel G. Nunnemaker(3)

   500,000             2.0%

Common           Barry Downs

     500,000             2.0%

Officers and                                                               2,102,000         10.3%

Directors as a group (5 persons)(4)

------------------------------------------------------------------------------------------------------------------------------

(1). The amount represents 500,000 shares of common stock held by Mr. Wagenti and 1,000,000 shares of common stock held by Mr. Wagenti’s spouse. Mr. Wagenti disclaims beneficial ownership of the shares held by his spouse.

(2). The amount excludes additional shares of common stock that may be acquired by such party under the agreement with the Company dated April 26, 2002 (See “Item 12. Certain Relationships and Related Transactions”). On May 6, 2003, the Board of Directors removed Mr. Carrington as an officer of the Company, and on December 13, 2003, a majority of shareholders voted to remove Mr. Carrington as a director of the Company.  The Company believes the address of Mr. Carrington to be 49 Highland Drive, Virginia City, Nevada 89440

(3). The amount excludes additional shares of common stock that may be acquired by such party under the agreement with the Company dated April 26, 2002 (See “Item 12. Certain Relationships and Related Transactions”). On May 6, 2003, the Board of Directors removed Mr. Nunnemaker as an officer of the Company, and on December 13, 2003, a majority of shareholders voted to remove Mr. Nunnemaker as a director of the Company.  The Company believes the address of Mr. Nunnemaker to be 3950 Hill View, Carson City, Nevada 89701.

(4). Includes current officers and directors only.

Item 12 Certain Relationships and Related Transactions.

On April 26, 2002, the Company entered into an agreement with Robert G. Carrington, Samuel G. Nunnemaker, and Barry Downs, pursuant to which  each party acquired 500,000 shares of common stock at $0.00001 per share.  In addition, pursuant to the agreement, Robert G. Carrington and Samuel G. Nunnemaker, as the Company’s new directors and new Chairman and President (“New Officers”), respectively, agreed on behalf of the Company to use their good faith efforts to identify and enter into good faith negotiations to acquire, prospective gold and/or other natural resources properties which could potentially rise in value through a corresponding rise in gold prices. To the extent such resource properties were presented to, and accepted by, the Company, each of the New Officers could receive an additional 1,500,000 shares of common stock of the Company (3,000,000 in aggregate).  If an aggregate of two million ounces of gold resource are acquired by the Company, each of the New Officers would receive 500,000 shares of Company common stock, if an aggregate of four million ounces of gold resource are acquired by the Company, each of the New Officers would receive an additional 500,000 shares of Company common stock, and finally, if an aggregate of six million ounces of gold resource are acquired by the Company, each of the New Officers would receive an additional 500,000 shares of Company common stock. As of May 31, 2003, no additional shares of common stock of the Company were earned by the New Officers.

On May 6, 2002, Arthur deWitt Ackerman, a director of the Company, acquired 500,000 shares of common stock at $0.00001 per share for consulting services provided to the Company

On May 9, 2002, the Company’s board of directors declared a spin-off of the common stock of  U.S. Precious Metals, Inc., its wholly owned subsidiary, to its beneficial shareholders of record on such date. The spin-off ratio is one share of common stock of U.S. Precious Metals, Inc. for each 10 shares of common stock of the Company held by such record owner. The ability of the Company to effect the spin-off of the common stock of U.S. Precious Metals, Inc. will be subject to compliance with the federal securities laws.  The common stock of US Precious Metals has been issued in the name of the respective record holders, but held in escrow by the secretary of the Company pending compliance with the federal securities laws. The Company believes that in order to distribute the escrowed shares to its record holders, U.S. Precious Metals, Inc. will be required to file a Form 10-SB registration statement with the Securities and Exchange Commission (“Commission”), and have registration statement declared effective by the Commission. U.S. Precious Metals, Inc. has informed the Company that it intends to file the Form 10-SB registration statement with the Commission during the first half of calendar 2004.

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

As stated elsewhere herein, Robert Carrington and Samuel Nunnemaker became officers and directors of the Company in May 2002.  Both parties represented to the Company that they were mining professionals, and agreed to search for and identify prospective mining properties for the Company. In exchange, the Company granted each of such parties 500,000 shares of common stock at a purchase price of $0.0001 per share, and certain other stock acquisition rights. On or about November 2002, Messrs. Carrington and Nunnemaker (“interested directors”), through an affiliated entity, acquired a mining property (“business opportunity”) for their own account and without disclosing the business opportunity to the Company. Approximately two months later, the interested directors offered the business opportunity to the Company; however, it was unclear whether the terms offered were identical to those under which the property was acquired by the interested directors. The remaining Board members requested that additional information, including contracts and mining data related to the acquired property, be presented to the Board in order to clarify such terms and in order for the Board to make an informed decision as to whether the Company should acquire the business opportunity. The interested directors refused to provide any information despite repeated written requests by the Board. The Company believes that the interested directors violated their fiduciary duties to the Company. On May 6, 2003, the Board of Directors removed Messrs. Carrington and Nunnemaker as officers of the Company, and on December 13, 2003, a majority of shareholders voted to remove Messrs. Carrington and Nunnemaker as directors of the Company.  On July 3, 2003, the Company filed an action against the interested directors in Superior Court of New Jersey asserting fraud, breach of fiduciary duties to the Company, and seeking the placement of a constructive trust on the mineral property acquired by their affiliate and the sale proceeds thereof, among other claims. (See Item 2 Legal Proceedings”).

Item 13. Exhibits and Reports on Form 8-K.

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

3.3       Specimen Stock Certificate.  (Filed as an Exhibit to the Company's Form 10-SB filed November 8, 1999)

10.1      Agreement with Birch Mountain Resources.  (Filed as an Exhibit to the Company's Form 10-QSB filed December 30, 1999)

10.2 Agreement dated April 26, 2002 by and between the Company and Barry Downs, Robert Carrington and Samuel Nunnemaker. (Filed as an Exhibit to the Company's Form 10-KSB for the period ended May 31, 2002)

10.3 Agreement between Orcana Resources Inc. and Miramar Gold Corporation, Nevada Corporations (hereinafter collectively referred to as “Orcana”), and American International Ventures Inc., a Delaware Corporation (“AWN’) dated July 16, 2002. (filed herewith)

10.4 Agreement dated April 29 by and between American International Ventures, Inc.; and GetToner.com, Inc.. ("GetToner"), and Dominic Taglialatella and Anthony Lauro. (filed herewith)

31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (filed herewith)

32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.(filed herewith)

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2003 were $20,990 and for 2002 were $17,782.

(2) Audit Related Fees for 2003 and 2002 were $0.

(3) Tax Fees for 2003 were $3,025 and 2002 were $0.

(4) All Other Fees were $0.

(5) N/A

(6) N/A

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

CONTENTS

PAGE

Independent Auditor’s Report

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes To Consolidated Financial Statements

        F-6

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT

61 BERDAN AVENUE

WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE

      TEL:  973-628-0022

    IN NEW YORK AND NEW JERSEY

      FAX:  973-696-9002

MEMBER OF AICPA

      E-MAIL:  rgjcpa@erols.com

    PRIVATE COMPANIES PRACTICE SECTION

INDEPENDENT AUDITOR’S REPORT

To The Board of Directors

American International Ventures, Inc.

I have audited the accompanying balance sheet of American International Ventures, Inc. as of May 31, 2003, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the  year ended May 31, 2003 (which include a subsidiary for the period from June 1, 2002 to April 29, 2003) and the year ended May 31, 2002.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, based on my audits, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. as of May 31, 2003, and the consolidated results of the operations of American International Ventures, Inc. and its former subsidiary and their cash flows for the two yearly periods then ended (except that the 2003 period included the former subsidiary for the period from June 1, 2002 to April 29, 2003) in conformity with accounting principles generally accepted in the United States of America.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY

February 4, 2004

Wayne, New Jersey

F-1

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEET

May 31, 2003

ASSETS

Current Assets

Cash

$       85,468

Marketable securities

         60,300

Prepaid expense

              150

Total current assets

       145,918

Fixed Assets

Office furniture and equipment

         11,567

Less, accumulated depreciation

           8,853

Net fixed assets

           2,714

Other Assets

Mineral deposit

           3,273

Total other assets

           3,273

    TOTAL ASSETS

$     151,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$       30,508

Stockholder advance

              143

Total current liabilities

         30,651

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued

    20,350,210 shares

              203

Capital in excess of par value

    1,606,867

Accumulated deficit

     (738,984)

Common stock held in treasury - 1,751,666

    shares, at cost

     (807,132)

Accumulated other comprehensive income

        60,300

Total stockholders’ equity

      121,254

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ EQUITY

$    151,905

The accompanying notes are an integral part of these financial statements.

F-2

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2003 and 2002

    2003

    2002

Administrative Expenses

$ 112,722

$ 141,247

Operating loss

  (112,722)

  (141,247)

Other Income and Expense

Interest expense

      (1,056)

         (258)

Profit on sales of securities

     32,359

       2,620

Loss from Continuing Operations

    (81,419)

  (138,885)

Discontinued Operations:

Loss from operations of discontinued segment

  (101,837)

  (251,608)

Net Loss

$(183,256)

$(390,493)

Other Comprehensive Income:

Unrealized gain on securities held for sale

     36,350

     53,320

Holding gain on securities sold during the period

       2,989

         -

Reclassification adjustment for gain included in

    net loss

    (32,359)

         -

        Total other comprehensive income

       6,980

     53,320

Total Comprehensive Loss

$(176,276)

$(337,173)

Loss Per Share - Basic and Diluted

    Loss from continuing operations

     $  -

    $(.01)

    Loss from discontinued operations

       (.01)

      (.01)

Net loss

     $ .01

    $(.02)

Weighted Average Number of Shares Outstanding

19,980,588

14,764,988

The accompanying notes are an integral part of these financial statements.

F-3

#

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Years Ended May 31, 2003 and 2002

Accumulated

              Capital

                      Other

    Common Stock         Treasury Stock             In Excess Of

Accumulated      Comprehensive

Shares      Amount       Shares      Amount            Par Value

      Deficit                 Income

    Total

Balance, May 31, 2001

         14,445,544    $    144           -            $   -

            $   599,043           $(972,399)

      $    -

 $(373,212)

Sales of common stock

              140,000              1

                   34,999

      35,000

Stock issued in lieu of rent          166,666               2

                     7,498

        7,500

Stock issued for services          5,000,000             50

                   99,950

    100,000

Net loss for the year

                (390,493)

  (390,493)

Other comprehensive income-

    unrealized gain on

    securities held for sale

         53,320

     53,320

Balance, May 31, 2002

         19,752,210           197

                  741,490

 (1,362,892)

         53,320

  (567,885)

Sales of common stock

              598,000               6

                  149,494

   149,500

Recission of GetToner merger

         1,751,666

  (807,132)

     715,883

      807,164

   715,915

Net loss for the year

    (183,256)

 (183,256)

Unrealized gain on securities

    held for sale

        36,350

     36,350

Holding gain on securities sold

    during the period

          2,989

       2,989

Reclassification of gain included

    in net loss

       (32,359)

   (32,359)

Balance, May 31, 2003

         20,350,210   $       203   1,751,666   $(807,132)       $1,606,867

$   (738,984)

      $ 60,300

$ 121,254

The accompanying notes are an integral part of these financial statements.

F-4

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2003 and 2002

     2003

    2002

Cash Flows From Operations:

    Net loss from continuing operations:

$  (81,419)

$(138,885)

    Adjustments to reconcile net loss to net cash

        consumed by operating activities:

Depreciation

       2,312

       2,314

Value of capital stock issued for services

         -

   107,500

Changes in current assets and liabilities:

    Increase in accounts payable and

        accrued liabilities

        3,183

     14,513

    Decrease (increase) in accounts receivable

      10,400

    (10,400)

Discontinued operations

     (45,675)

    (14,796)

Net cash consumed by operating

    activities

   (111,199)

    (39,754)

Cash Flows From Investing Activities:

    Investment in mineral deposit

      (3,273)

          -

    Discontinued operations

       3,132

       1,200

Net cash (consumed) provided by

    investing activities

         (141)

       1,200

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

   149,500

     35,000

    Decrease (increase) in stockholder advances

      (1,051)

       1,194

    Discontinued operations

     40,989

       5,919

    Net cash provided by financing activities

   189,438

     42,113

Net increase in cash

     78,098

        3,559

Cash balance, beginning of period

       7,370

        3,811

Cash balance, end of period

$   85,468

$      7,370

The accompanying notes are an integral part of these financial statements.

F-5-

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

Note 1.

ORGANIZATION & BUSINESS

Organization

The Company was formed January 13, 1998 as American Precious Metals, Inc..  On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984 and was the successor entity of the merger.  On December 20, 2000, the Company changed its name to American International Ventures, Inc. (AIV).  On March 15, 2001, AIV acquired all of the issued and outstanding capital stock of the parent company of GetToner.com, Inc. (GetToner) in exchange for 3,225,000 shares of common stock of AIV.  GetToner, along with predecessors, has been in the  business of marketing office supplies since 1997.  For financial accounting purposes, the merger with GetToner was accounted for as a pooling of interests.

The merger with GetToner was rescinded on April 29, 2003.  Under the terms of the rescission, the individuals who were the controlling shareholders of GetToner returned 1,751,666 shares of Company common stock and the Company returned to those shareholders all of the capital stock of GetToner.

Business

The Company was in the development stage until its acquisition of GetToner.  As such, its activities were limited to the pursuit of new business ventures.  As explained in Note 9, the Company has consulted with mining companies in the development of technology related to metallurgical testing.  During the current year the Company acquired a mineral deposit which it intends to exploit (See Note 5).

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Consolidated Statements

The consolidated financial statements include the accounts of the Company and, until April 29, 2003, its wholly owned subsidiary, GetToner.  All significant intercompany balances and transactions have been eliminated in consolidation.

b.

Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

Note 2 (continued)

c.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, investment securities, accounts payable and accrued liabilities, approximate their fair values at May 31, 2003.

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

f.    Inventory

Inventory consisted principally of finished product.  Inventories are stated at the lower of cost (determined on a first in-first out basis) or market.

a.

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value.  Unrealized gains and losses on these securities are recognized as direct increases or decreases in accumulated other comprehensive income.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

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

j.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. Advertising costs amounted to $1,000 in the year ended May 31, 2003 and $1,144 in the year ended May 31, 2002.  In both years these amounts were included in discontinued operations.

k.    Segment Reporting

The Company is now organized in one reporting and accountable segment.

l.    Recognition of Revenue

Revenue is realized from the sales of product and services.  Recognition occurs upon delivery.

m.    Common Stock

Common stock of the Company has been issued in return for services.  Values are assigned to these issuances equal to the value of services received or the market value of the common stock, whichever is most clearly evident.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

Note 3.

RELATED PARTY TRANSACTIONS

The obligation of the Company under employment agreements with officers of GetToner terminated as part of the recission of the GetToner acquisition.  Obligations for loans and advances from the officers of GetToner and their families also terminated as part of the recission of the GetToner acquisition.

The Company makes its headquarters in premises owned by the Company president, which to date has been rent-free.

Note 4.

PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during the year ended May 31, 2003.  These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  A total of 598,000 shares of common stock was sold under the offerings resulting in net proceeds of $149,500.

Note 5.

MINERAL DEPOSIT

In July 2002, the Company acquired patented mining claims located in Nevada at a cost of $3,273.  The Company believes these claims contain valuable gold deposits and plans to exploit them.

Note 6.

RENTALS UNDER OPERATING LEASES

Rent expense amounted to $6,320 in the year ended May 31, 2003 and $31,003 in the year ended May 31, 2002.  All of the operating leases were those of GetToner.  These amounts were charged to discontinued operations.

The Company occupies office space owned by a shareholder.  To date there has been no rent charged.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

Note 7.

INCOME TAXES

The Company and its former subsidiary have experienced losses each year since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period.  At May 31, 2003, NOL carryforwards were available to the Company as follows:  the Federal amount is $737,669 and the state amount is $699,817.  The potential tax benefit of the  NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.  If not used, the Federal carryforwards will expire as follows:

 Year

 Ended

May 31,

      AIV

1

 $103,552

2

   177,370

1

82,978

2

28,123

3

126,656

4

137,570

5

  81,420

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

 Current

Non-current

    Total

Deferred Tax Assets

$12,213

  $98,437

$110,650

Realization Allowance

  12,213

    98,437

  110,650

      Balance Recognized

$    -

  $      -

$      -

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

Note 8.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash was paid for interest during the years ended May 31, 2003 and 2002, in the amounts of $33,664 and $42,618, respectively. Of these amounts, $827 and $258, respectively, were paid by the Company; the remaining amounts were charged to discontinued operations. There was no cash paid for income taxes during either year.

The following noncash financing activities occurred:

a.

Shares of common stock were issued for services during the 2002 year in the amount of 5,166,666 shares.

b.

The shares of an inactive subsidiary were distributed on May 9, 2002 to Company shareholders (See Note 10).

c.

The GetToner acquisition was recinded effective April 29, 2003.  In connection therewith the Company received 1,751,666 shares of its common stock which is being held as treasury stock.

The following noncash investing activity occurred.

a.

The common stock of Birch Mountain was restored to trading during 2002 (see Note 9), and its value was added to the balance sheet, producing other comprehensive income of $53,320.  This amount was increased to $60,300 on shares held at May 31, 2003.

AMERICAN INTERNATIONAL VENTURES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003

Note 9.

OTHER COMPREHENSIVE INCOME

During the year ended May 31, 2000, the Company earned a finders fee consisting of 350,000 shares of the common stock of Birch Mountain Resources, Ltd. (Birch Mountain), a company which is publicly traded on the Canadian Venture Exchange (the Exchange).  An additional 150,000 common shares of Birch Mountain may be earned when it has been determined by Birch Mountain that certain specified conditions have been satisfied.  No assurances can be given that the Company will earn such shares.  The stock of Birch Mountain was suspended from trading by the Exchange effective June 28, 2000.  Due to this suspension action, no value was assigned to the Birch Mountain stock on the books of the Company at May 31, 2001.  Trading privileges were restored March 11, 2002, and the Company sold 6,000 shares shortly thereafter.  The remaining 344,000 shares were added to the balance sheet at fair market value, producing other comprehensive income at May 31, 2002 of $53,320.  Sales of 164,000 occurred during the year ended May 31, 2003, leaving 180,000 shares held at May 31, 2003.  The value of these remaining shares increased to $60,300, the balance of other comprehensive income at May 31, 2003.

Note 10.

OTHER MATTERS

On May 9, 2002, the Company's board of directors declared a spin-off of the common stock of U.S. Precious Metals, Inc., its wholly owned inactive subsidiary, to shareholders of record on that date.  The ability of the Company to effect this spin-off will be subject to compliance with Federal securities laws.  No value was ascribed to this distribution.

#

SIGNATURES

     In accordance  with Section 12 of the Securities  Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

                                            American International Ventures, Inc.

Date: March 15, 2004   By:     /s/ Jack Wagenti

                                                      Jack Wagenti

                                                      President and Principal

                                                      Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Myron Goldstein

Myron Goldstein                                 Date: March 15, 2004

Chairman/Director

/s/ Arthur de Witt Ackerman

Arthur de Witt Ackerman                    Date: March 15, 2004

Director

Brian Russell                                          Date: March __, 2004

Director

/s/ Walter Salvadore

Walter Salvadore                                  Date: March 14, 2004

Director

/s/ Jack Wagenti

Jack Wagenti                                         Date: March 15, 2004

Director

#