Form 10QSB
period 2003-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2004-03-29
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2003

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

(1) Yes: [ ]      No: [X]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of August 31, 2003: 18,598,544 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheet at August 31, 2003 (unaudited)

         and May 31, 2003 (audited)

  3

      -Consolidated Statements of Operations

       for the three month periods ended August 31, 2003 and

       August 31, 2002, and June 1, 2003 to August 31, 2003

  4

      -Consolidated Statements of Cash Flows for the three months ended August 31 28, 2003 and the three months

       ended August 31, 2002, and June 1, 2003 to August 31, 2003

  5

      -Notes to Financial Statements

  6

Item 2. Management's Discussion and Analysis

  7

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

  8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  9

Item 2. Changes in Securities

  9

Item 3. Defaults upon Senior Securities

  9

Item 4. Submission of Matters to Vote of Securityholders.

  9

Item 5. Other Information.

  9

Item 6. Exhibits and Reports on Form 8-K.

  9

Signatures

10

#

Part I

Item 1. Financial Statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

 BALANCE SHEETS

ASSETS

 August 31,

   May 31,

1

2003

(Unaudited)

  (Audited)

Current Assets

Cash

$     80,304

$      85,468

Marketable securities

       21,713

        60,300

Prepaid expense

            150

             150

Total current assets

     102,167

      145,918

Fixed Assets

Office furniture and equipment

       11,567

        11,567

Less, accumulated depreciation

         9,431

          8,853

Net fixed assets

         2,136

          2,714

Other Assets

Mineral rights

         3,273

          3,273

Total other assets

         3,273

          3,273

    TOTAL ASSETS

$   107,576

$    151,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$     28,168

$     30,508

Stockholder advance

            143

            143

Total current liabilities

       28,311

       30,651

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued

    20,350,210

            203

            203

Capital in excess of par value

  1,606,867

  1,606,867

Accumulated deficit

   (738,984)

    (738,984)

Deficit accumulated during development stage

       (3,402)

           -

Common stock held in treasury - 1,751,666

    shares

   (807,132)

    (807,132)

Accumulated other comprehensive income

       21,713

       60,300

Total stockholders’ deficit

       79,265

     121,254

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$   107,576

$   151,905

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

 STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING DEVELOPMENT STAGE

For the Quarters Ended August 31,

(Unaudited)

        June 1, 2003

    2003

    2002         To August 31, 2003

Selling and Administrative Expenses

$   28,027

$ 45,179

     $ 28,027

Operating Loss

    (28,027)

  (45,179)

       (28,027)

Other Income and Expense:

Profit on sales of securities

     24,625

        24,625

Loss from Continuing Operations

     (3,402)

  (45,179)

         (3,402)

Discontinued Operations:

Loss from operations of discontinued segment

         -

  (29,360)

            -

Net Loss

      (3,402)

  (74,539)

Loss Accumulated During Development Stage

     $  (3,402)

Other Comprehensive Loss:

Unrealized loss on securities held for sale

    (10,615)

       -

Holding loss on securities sold during

    the period

      (3,348)

       -

Reclassification adjustment for gain included in

    net loss

    (24,625)

       -

Total other comprehensive loss

    (38,588)

       -

Total Comprehensive Loss

$  (41,990)

$ (74,539)

Loss Per Share - Basic and Diluted

     $( - )

    $( - )

Weighted Average Number of Shares Outstanding

18,598,544

19,832,876

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Quarters Ended August 31,

(Unaudited)

 June 1, 2003

     2003

    2002        To August 31, 2003

Cash Flows From Operations:

    Net loss from continuing operations

$   (3,402)

$ (45,179)

     $ (3,402)

    Adjustments to reconcile net loss to net

        cash consumed by operating activities:

Depreciation and amortization

         578

         578

            578

Changes in current assets and liabilities:

    (Decrease) increase  in accounts payable and

                    accrued liabilities

     (2,340)

      1,516

        (2,340)

     Decrease in accounts receivable

         -

    10,400

           -

Discontinued operations

        -

   (17,558)                   -

Net cash consumed by operating

    activities

     (5,164)

   (50,243)

        (5,164)

Cash Flows From Investing Activities:

    Investment in mineral rights

        -

     (3,273)

           -

Net cash consumed by investing activities

         -

     (3,273)

           -

Cash Flows From Financing Activities:

    Proceeds of common stock issuances

         -

    52,000

           -

    Decrease in stockholder advances

         -

     (1,050)

           -

    Discontinued operations

         -

    12,744

           -

    Net cash provided by financing activities

         -

    63,694

           -

    Net (decrease) increase in cash

      (5,164)

    10,178

        (5,164)

    Cash balance, beginning of period

     85,468

      7,370

       85,468

    Cash balance, end of period

$   80,304

$  17,548

     $80,304

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2003

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of August 31, 2003 and for the three month periods ended August 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the quarter ended August 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2004.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2003.

2.

SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods for either interest or income taxes.

#

Item 2. Management's Discussion and Analysis.

Overview

The Company is an devlopment stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired a mining property located in Nye County, Nevada, known as the “Bruner Property.”  The Company intends to carry out exploration work on the Bruner Property in order to ascertain whether the property possesses commercially exploitable quantities of gold and silver.

Three Month Period ended August 31, 2003 compared with Three Month Period ended August 31, 2002.

The Company had no revenues for the 2003 and 2002 periods.

During the three month period in 2003, the Company incurred $28,027 in general and administrative expenses, which represents a decrease of $17,152 or 40% from $45,179 incurred during the 2002 period. The decrease is due principally to a reduction in professional fees and travel expenses for the 2003 period. Profit on the sale of securities for the 2003 period was $24,625, which relate to the securities of Birch Mountain acquired by the Company in 1999. During the 2003 period, the Company sold 83,500 common shares of Birch Mountain. No such sales occurred in 2002.  Loss from continuing operations in the 2003 period was $3,042. Continuing operations relate to the activities of the Company without its former subsidiary, GetToner.com, Inc., which the Company divested in April 2003. For the 2002 period, the Company has a loss from discontinued operations in the amount of $29,360 relating to the operations of a former subsidiary, GetToner.com, Inc. The Company had no loss from discontinued operations for the 2003 period.  Net loss for the 2003 period was $3,402, representing a decrease of  $71,137 or  95.4% from the net of loss of $74,539 for the 2002 period. The decrease in net loss is attributable to the elimination of the loss from discontinued operations for the 2003 period.

Other Comprehensive Loss describes changes in value of the Birch Mountain securities owned by the Company that occurred during the 2003 period.  An unrealized loss in the amount of $10,615 represents the decrease in value of the Birch Mountain stock still owned by the Company at August 31, 2003. The holding loss on securities sold during the 2003 period is $3,348 and represents the decrease in value that occurred prior to sale of securities sold during the 2003 period.  The reclassification adjustment for gain included in net loss of $24,625 is the profit recognized on securities sold during the quarter ended August 31, 2003.  This represents an amount transferred from the Other Comprehensive Income category to the Other Income category. Similar entries in respect of the Birch Mountain securities were not recorded in 2002. Total comprehensive loss for the 2003 period was $41,990, representing a reduction of $32,549 or 43.7%, from a total comprehensive loss of $74,539. The reduction is due to the reasons discussed above.

Liquidity And Capital Resources.

As of August 31, 2003, the Company's working capital was $73,856 and as of May 31, 2003, the Company’s working capital was $115,267. The change in working capital is due principally to the operating loss of the Company for three month period in 2003.

During fiscal year 1999 and continuing through February 2001, prior to the acquisition of  GetToner.com, Inc., the Company’s former subsidiary,  the Company's capital requirements have been insignificant due to its relatively limited operations. During this period its capital requirements have been funded principally through the private placement of its common stock and from loans from the Company's President and Chairman. During fiscal 2001 and in connection with the acquisition of GetToner.com, the Company raised $153,500 from the private placement of 1,800,000 shares of common stock at prices ranging from $0.06 to $0.10 per unit. The proceeds were used to fund the operation of GetToner. In February 2001, the Company and its Chairman and President each agreed to certain compensation arrangements for the one-year period ending May 31, 2001. In consideration for acting as chairman and president of the Company for such period, the Company issued 300,000 shares of common stock to each such officer. In addition, during February 2001, the Company issued 191,000 shares of common stock in exchange for cancellation of a loan in the amount of $19,035 in favor of the Company’s Chairman and issued 181,000 shares of common stock in exchange for cancellation of a loan in the amount of $18,129 in favor of the Company's President. During fiscal 2002, the Company raised $35,000 in gross proceeds in connection with the private placement of 140,000 units. Each unit consisted of one share of common stock and one half of a stock purchase warrant exercisable one year from the issue date at a price of $0.50. The warrants have expired unexercised. During fiscal period ending May 31, 2003, the Company raised $149,500 in gross proceeds in connection with the private placement of 598,000 units. Each unit consisted of one share of common stock and one half of a stock purchase warrant exercisable one year from the issue date at a price of $1.00. The warrants have expired unexercised.

The Company’s plan of operations for the next 12 months consists of a two phase exploratory program on the Bruner property. The initial phase of geological exploration work consists of sampling and limited core hole drilling. The estimated cost of this work is $50,000 to $60,000. Additional work likely will be required to be conducted on the property, however, the nature and amount of such work will be dependent upon the results of the initial phase, and  can not be predicted at this time. At the present time, the Company does not have any agreements or arrangements with its officers for the payment of salaries. Although the Company expects to compensate such officers from time to time through the issuance of stock options or stock grants. The Company has no other capital commitments at this time. The Company intends to finance its plan of operations through the private placement of its capital stock, through debt financing, or though the sale of its assets in the form of common stock of Birch Mountain Resources Ltd. As of May 31, 2003, the value of the Birch Mountain common stock (based upon the closing price of May 31, 2003) was $21,713. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future.

Risk Factors.

See the Company's Annual Report on Form 10-KSB for the period ending May 31, 2003 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, absence of significant operating revenue, and the need for additional capital; lack of established marketing strategy; sale of compatible and remanufactured products; and competition; among other factors. Readers are urged to refer to the section entitled “Cautionary Statements” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At August 31, 2003, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Dated: March 24, 2004

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

President and

Principal Accounting Officer

#