Form 10QSB
period 2003-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2004-04-01
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2003

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

(1) Yes: [ ]    No: [X]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of November 30, 2003: 15,598,544 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

                          PART I -FINANCIAL INFORMATION

                                                                  Page Number

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheet at November 30, 2003 (unaudited)

         and May 31, 2003 (audited)                                    3

      -Consolidated Statements of Operations

       for the six month periods ended November 30, 2003 and

       November 30, 2002                                              4

      -Consolidated Statements of Operations

       for the three month periods ended November 30, 2003 and

       November 30, 2002                                              5

      -Consolidated Statements of Cash Flows for the six months

       ended November 30, 2003 and the six months

       ended November 30, 2002                                        6

      -Notes to Financial Statements                                  7

Item 2. Management's Discussion and Analysis.                         7

Item 3. Effectiveness of the registrant’s disclosure controls

        and procedures.                                               10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                            11

Item 2. Changes in Securities.                                        11

Item 3. Defaults upon Senior Securities.                              11

Item 4. Submission of Matters to Vote of Securityholders.             11

Item 5. Other Information.                                            11

Item 6. Exhibits and Reports on Form 8-K.                             11

Signatures                                                            11

#

Part I

Item 1. Financial Statements.

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEETS

ASSETS

November 30, 2003

May 31, 2003

      (Unaudited)

    (Audited)

Current Assets

Cash

$      73,524

$       85,468

Marketable securities

        20,500

         60,300

Prepaid expense

             150

              150

Total current assets

        94,174

       145,918

Fixed Assets

Office furniture and equipment

        11,567

         11,567

Less, accumulated depreciation

        10,009

           8,853

Net fixed assets

          1,558

           2,714

Other Assets

Mineral rights

          3,273

           3,273

Total other assets

          3,273

           3,273

    TOTAL ASSETS

$      99,005

$     151,905

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$       26,474

$      30,508

Stockholder advance

              143

             143

Total current liabilities

         26,617

        30,651

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001 par value; issued 17,350,210

    and 20,350,210 shares, respectively

              173

203

Capital in excess of par value

    1,606,897

   1,606,867

Accumulated deficit

      (748,050)

     (738,984)

Common stock held in treasury - 1,751,666

    shares, at cost

      (807,132)

     (807,132)

Accumulated other comprehensive income

         20,500

        60,300

Total stockholders’ deficit

         72,388

      121,254

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$       99,005

$    151,905

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Month Periods Ended November 30,

(Unaudited)

    2003

    2002

Administrative Expenses

$ 45,897

$   65,886

Operating loss

  (45,897)

    (65,886)

Other Income and Expense:

Interest income

          45

         -

Interest expense

         (80)

         (275)

Profit on sales of securities

   36,866

        2,039

Loss from Continuing Operations

    (9,066)

    (64,122)

Discontinued Operations:

Loss from operations of discontinued segment

       -

    (57,336)

Net Loss

    (9,066)

  (121,458)

Other Comprehensive Loss:

Unrealized gain on securities held for sale

    (1,365)

         -

Holding loss on securities sold

    during the period

    (1,569)

      (1,061)

Reclassification adjustment for gain

    included in net loss

  (36,866)

      (2,039)

Total other comprehensive loss

  (39,800)

      (3,100)

Total Comprehensive Loss

$(48,866)

$(124,558)

Loss Per Share:

Basic and Diluted

    $  -

    $(.01)

Weighted Average Number of Shares Outstanding

   17,981,877

   19,933,210

The accompanying notes are an integral part of these financial statements.

#

#

AMERICAN INTERNATIONAL VENTURES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Month Periods Ended November 30,

(Unaudited)

    2003

    2002

Administrative Expenses

$   17,870

$   20,707

Operating loss

    (17,870)

    (20,707)

Other Income and Expense:

Interest income

            45

         -

Interest expense

           (80)

         (275)

Gain on sales of securities

     12,241

       2,039

Loss from Continuing Operations

      (5,664)

    (18,943)

Discontinued Operations:

Loss from operations of discontinued segment

        -

    (27,976)

Net Loss

      (5,664)

    (46,919)

Other Comprehensive Income (Loss):

Unrealized gain on securities held for sale

       9,250

         -

Holding gain on securities sold

    during the period

       1,779

      (1,061)

Reclassification adjustment for gain

    included in net loss

    (12,241)

      (2,039)

Total other comprehensive loss

      (1,212)

      (3,100)

Total Comprehensive Loss

$    (6,876)

$  (50,019)

Loss Per Share:

Basic and Diluted

    $  -

   $  -

Weighted average number of shares outstanding

   17,365,211

   20,283,543

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended November 30,

(Unaudited)

     2003

    2002

Cash Flows From Operations:

Net loss from continuing operations

$  (9,066)

$  (64,122)

Adjustments to reconcile net loss to net cash

     consumed by operating activities:

        Depreciation

       1,156

       1,156

        Changes in current assets and liabilities:

Increase (decrease) in accounts payable and

    accrued expenses

      (4,034)

       4,317

Decrease in accounts receivable

         -

     10,400

Discontinued operations

         -

    (14,290)

Net cash consumed by operating activities

    (11,944)

    (62,539)

Cash Flows From Investing Activities:

Investment in mineral rights

         -

       (3,273)

Net cash consumed by investing activities

         -

       (3,273)

Cash Flows From Financing Activities:

Proceeds of sales of common stock

         -

    114,500

Decrease in stockholder advances

         -

       (1,050)

Discontinued operations

         -

      17,337

  Net cash provided by

    financing activities

         -

    130,787

    Net increase (decrease) in cash

    (11,944)

      64,975

Cash balance, beginning of period

     85,468

        7,370

Cash balance, end of period

$   73,524

$    72,345

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2003

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. and its subsidiary ("the Company") as of November 30, 2003 and for the three and six month periods ended November 30, 2003 and 2002, have been prepared in accordance accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the six months ended November 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2004.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Payments for interest were $80 in the 2003 period and $275 in the 2002 period.

3.

COMMON STOCK

On April 26, 2002, common stock totaling 1,500,000 shares was issued to each of two officers of the Company on condition that the officers arrange for the acquisition by the Company of specified quantities of gold resources.  These goals were not met and on October 23, 2003 the Board of Directors cancelled the entire 3,000,000 shares.

Item 2. Management's Discussion and Analysis.

Overview

The Company is an exploration stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired a mining property located in Nye County, Nevada, known as the “Bruner Property.”  The Company intends to carry out exploration work on the Bruner Property in order to ascertain whether the property possesses commercially exploitable quantities of gold and silver.

Six Month Period ended November 30, 2003 compared with Six Month Period ended November 30, 2002.

The Company had no revenues for the 2003 and 2002 periods.

During the six month period in 2003, the Company incurred $45,897 in general and administrative expenses, which represents a decrease of $19,989 or 30.3% from $65,886 incurred in 2002. The decrease is due principally to a reduction in professional fees and travel expenses for the 2003 period. Profit on the sale of securities for the 2003 period was $36,566, which relate to the securities of Birch Mountain acquired by the Company in 1999. During the 2003 period, the Company sold 130,000 common shares of Birch Mountain. Loss from continuing operations in the 2003 period was $9,066. Continuing operations relate to the activities of the Company without its former subsidiary, GetToner.com, Inc., which the Company divested in April 2003. For the 2002 period, the Company has a loss from discontinued operations in the amount of $57,336 relating to the operations of a former subsidiary, GetToner.com, Inc. The Company had no loss from discontinued operations for the 2003 period.  Net loss for the 2003 period was $9,066, representing a decrease of $112,392 or 92.5%, from a net of loss of $121,458 for the 2002 period.  The decrease in net loss is attributable to the elimination of the loss from discontinued operations for the 2003 period.

Other Comprehensive Loss describes changes in value of the Birch Mountain securities owned by the Company that occurred during the 2003 period.  An unrealized loss in the amount of $1,365 represents the decrease in value of the Birch Mountain stock still owned by the Company at November 30, 2003. The holding loss on securities sold during the 2003 and 2002 periods respectively are $1,569 and $1,061. These amounts represent the decrease in value that occurred prior to sale of securities sold each period.  The reclassification adjustment  for gain included in net loss for the 2003 and 2002 periods respective are $36,866 and $2,039. These amounts are the transfer to net loss of the gain recognized on securities sold during the respective 2003 and 2002 periods.  Theses represent amounts transferred from the Other Comprehensive Income category to the Other Income category. Total other comprehensive loss for the 2003 period was $39,800 contrasted with $3,100 for the 2002 period. Total comprehensive loss for the 2003 period was $48,866, representing a reduction of $75,692 or 60.8%, from $124,558 for the 2002. The reduction is due to the reasons discussed above.

Liquidity And Capital Resources.

As of November 30, 2003, the Company's working capital was $67,557, and as of May 31, 2003, the Company’s working capital was $115,267. The change in working capital is due principally to the operating loss of the Company for six  month period in 2003.

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

The Company’s plan of operations for the next 12 months consists of a two phase exploratory program on the Bruner property. The initial phase of geological exploration work consists of sampling and limited core hole drilling. The estimated cost of this work is $50,000 to $60,000. Additional work likely will be required to be conducted on the property, however, the nature and amount of such work will be dependent upon the results of the initial phase, and  can not be predicted at this time. At the present time, the Company does not have any agreements or arrangements with its officers for the payment of salaries. Although the Company expects to compensate such officers from time to time through the issuance of stock options or stock grants. The Company has no other capital commitments at this time. The Company intends to finance its plan of operations through the private placement of its capital stock, through debt financing, or though the sale of its assets in the form of common stock of Birch Mountain Resources Ltd. As of May 31, 2003, the value of the Birch Mountain common stock (based upon the closing price of November 30, 2003) was $20,500. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future.

Risk Factors.

See the Company's Annual Report on Form 10-KSB for the period ending May 31, 2003 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, absence of significant operating revenue, and the need for additional capital. Readers are urged to refer to the section entitled “Cautionary Statements” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures.

At November 30, 2003, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

Dated: March 31, 2004

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

President and

Principal Accounting Officer