Form 10QSB
period 2004-02-29
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2004-04-08
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 29, 2004

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

(1) Yes: [X]    No: [ ]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of `February 29, 2004: 15,598,544 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  X

                          PART I -FINANCIAL INFORMATION

                                                                  Page Number

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheet at February 29, 2004 (unaudited)

         and May 31, 2003 (audited)                                    3

      -Consolidated Statements of Operations

       for the nine month periods ended February 29, 2004 and

       February 28, 2003                                              4

      -Consolidated Statements of Operations

       for the three month periods ended February 29, 2004 and

       February 28, 2003                                              5

      -Consolidated Statements of Cash Flows for the nine months ended February 29, 2004 and the nine months

       ended February 28, 2003                                        6

      -Notes to Financial Statements                                  7

Item 2. Management's Discussion and Analysis.                         7

Item 3. Effectiveness of the registrant’s disclosure controls

        and procedures.                                               10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.                                            11

Item 2. Changes in Securities.                                        11

Item 3. Defaults upon Senior Securities.                              11

Item 4. Submission of Matters to Vote of Securityholders.             11

Item 5. Other Information.                                            11

Item 6. Exhibits and Reports on Form 8-K.                             11

Signatures                                                            11

#

#

Part I

Item 1. Financial Statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

February 29, 2004

May 31, 2003

      (Unaudited)

    (Audited)

Current Assets

Cash

$      50,349

$       85,468

Marketable securities

            -

         60,300

Prepaid expense

             150

              150

Total current assets

        50,499

       145,918

Fixed Assets

Office furniture and equipment

        11,567

         11,567

Less, accumulated depreciation

        10,587

           8,853

Net fixed assets

             980

           2,714

Other Assets

Mineral rights

          3,273

           3,273

Total other assets

          3,273

           3,273

    TOTAL ASSETS

$      54,752

$     151,905

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses

$       10,782

$      30,508

Stockholder advance

              143

             143

Total current liabilities

         10,925

        30,651

Stockholders’ Equity

Common stock – authorized, 50,000,000

    shares of $.00001 par value; issued  17,350,210

    and 20,350,210 shares respectively

              173

203

Capital in excess of par value

    1,606,867

   1,606,867

Accumulated deficit

     (738,984)

     (738,984)

Deficit Accumulated During Development Stage

       (17,127)

Common stock held in treasury - 1,751,666

    shares, at cost

     (807,132)

     (807,132)

Accumulated other comprehensive income

            -

        60,300

Total stockholders’ equity

         43,827

      121,254

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ EQUITY

$       54,752

$    151,905

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

For the Nine Month Periods Ended February 29,

(Unaudited)

        June 1, 2003 To

    2004

    2003      February 29, 2004

Administrative Expenses

$   77,062

$   89,310

$ 77,062

Operating loss

    (77,062)

    (89,310)

  (77,062)

Other Income and Expense

Interest income

          176

         -

        176

Interest expense

         (206)

         (784)

       (206)

Profit on sales of securities

     59,965

      14,155

   59,965

Loss from Continuing Operations

    (17,127)

    (75,939)

  (17,127)

Discontinued Operations

Loss from operations of discontinued segment

         -

    (84,593)

       -

Net Loss

    (17,127)

  (160,532)

Loss Accumulated During Development Stage

$(17,127)

Other Comprehensive Loss:

Unrealized gain on securities held for sale

         -

     12,950

Holding gain (loss) on securities sold

    during the period

         (335)

          980

Reclassification adjustment for gain

    included in net loss

    (59,965)

    (14,155)

Total other comprehensive loss

     (60,300)

         (225)

Total Comprehensive Loss

$(77,427)

$(160,757)

Loss Per Share:

Basic and Diluted

    $  -

    $(.01)

Weighted Average Number of Shares Outstanding

   17,184,610

   20,052,010

The accompanying notes are an integral part of these financial statements.

#

#

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

DEVELOPMENT STAGE

For the Three Month Periods Ended February 29,

(Unaudited)

June 1, 2003 To

    2004

    2003          February 29, 2004

Administrative Expenses

$   31,165

$   23,424

$ 77,062

Operating loss

    (31,165)

    (23,424)

  (77,062)

Other Income and Expense

Interest income

          131

         -

        176

Interest expense

         (126)

         (509)

       (206)

Gain on sales of securities

     23,099

     12,116

   59,965

Loss from Continuing Operations

      (8,061)

    (11,817)

  (17,127)

Discontinued Operations

Loss from operations of discontinued segment

         -

    (27,287)

       -

Net Loss

      (8,061)

    (39,074)

Loss Accumulated During Development Stage

$(17,127)

Other Comprehensive Income:

Unrealized gain on securities held for sale

         -

     12,950

Holding gain on securities sold

    during the period

       2,799

       2,041

Reclassification adjustment for gain

    included in net loss

    (23,099)

    (12,116)

Total other comprehensive income (loss)

    (20,300)

       2,875

Total Comprehensive Loss

$    (8,061)

$  (36,199)

Loss Per Share:

Basic and Diluted

    $  -

   $  -

Weighted average number of shares outstanding

   15,598,544

   20,289,610

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended February 29,

(Unaudited)

   June 1, 2003 To

     2004

2003    February 29, 2004

Cash Flows From Operations:

    Net loss from continuing operations

$(17,127)    $ (75,939)

$(17,127)

    Adjustments to reconcile net loss to net cash

         consumed by operating activities:

Depreciation

       1,734           1,734

     1,734

Changes in current assets and liabilities:

  Increase (decrease) in accounts payable and

        accrued liabilities

    (19,726)

   8,140

  (19,726)

  Decrease in accounts receivable

         -

 10,400

       -

  Discontinued operations

         -

(36,149)

       -

Net cash consumed by operating activities

    (35,119)      (91,814)

  (35,119)

Cash Flows From Investing Activities:

    Investment in mineral rights

         -

 (3,273)

       -

Net cash consumed by investing activities

         -              (3,273)

       -

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

         -

149,500

       -

    Decrease in stockholder advances

         -

   (1,050)

       -

    Discontinued operations

         -

  30,998

       -

       Net cash provided by financing activities

         -

179,448

       -

    Net increase (decrease) in cash

    (35,119)

 (84,361)

  (35,119)

    Cash balance, beginning of period

     85,468

    7,370

   85,468

    Cash balance, end of period

$   50,349    $    91,731

$ 50,349

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. and its subsidiary ("the Company") as of February 29, 2004 and for the three and nine month periods ended February 29, 2004 and February 28, 2003, have been prepared in accordance accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the nine months ended February 29, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2004.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Payments for interest were $206 in the 2003 period and $784 in the 2002 period.

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

Nine Month Period ended February 29, 2004 compared with Nine Month Period ended February 28, 2003.

The Company had no revenues for the 2004 and 2003 periods.

During the nine month period ended in 2004, the Company incurred $77,062 in general and administrative expenses, which represents a decrease of $12,248 or 13.7% from $89,310 incurred in 2003. The decrease is due principally to a reduction in professional fees and travel expenses for the 2003 period. Profit on the sale of securities for the period ended in 2004 was $59,965, which relate to the securities of Birch Mountain acquired by the Company in 1999. During this period, the Company sold 175,000 common shares of Birch Mountain. During the nine month period ended in 2003, the Company sold 65,000 common shares of Birch Mountain, and received $14,155 in proceeds. Loss from continuing operations for the period ended in 2004 was $17,127 compared with a loss for the prior period of $75,939. Continuing operations relate to the activities of the Company without its former subsidiary, GetToner.com, Inc., which the Company divested in April 2003. The decrease in the continuing operations loss for the current period is due to the revenues resulting from the additional sales of securities during the period. For the period ended in 2003, the Company has a loss from discontinued operations in the amount of $84,593 relating to the operations of a former subsidiary, GetToner.com, Inc. The Company had no loss from discontinued operations for the period ended in 2004.  Net loss for the period ended in 2004 was $17,127, representing a decrease of $143,405 or 89.3%, from a net of loss of $160,532 for the period ended in 2003.  The decrease in net loss is attributable to the elimination of the loss from discontinued operations for the period ended in 2004.

Other Comprehensive Loss describes changes in value of the Birch Mountain securities owned by the Company that occurred during the respective periods.  Unrealized gains in the amount of $-0-  and $12,950 represents the increase in value of the Birch Mountain stock still owned by the Company at February 29, 2004 and February 28, 2003, respectively. As at the end of the 2004, the Company had sold all of its holdings of the Birch Mountain securities. The holding gain or (loss) on securities sold during the 2004 and 2003 periods respectively are ($335) and $980. These amounts represent the decrease in value that occurred prior to sale of securities sold each period.  The reclassification adjustment  for gain included in net loss for the periods ended in 2004 and 2003, respectively are ($59,965) and ($14,155). These amounts are the transfer to net loss of the gain recognized on securities sold during the respective 2004 and 2003 periods.  Theses represent amounts transferred from the Other Comprehensive Income category to the Other Income category. Total other comprehensive loss for the period ended 2004 was $60,300 contrasted with $225 for the period ended in 2003. Total comprehensive loss for the period ended 2004 was $77,427, representing a reduction of $83,330 or 51.8%, from $160,757 for the period ended in 2003. The reduction is due to the reasons discussed above.

Liquidity And Capital Resources.

As of February 29, 2004, the Company's working capital was $39,574, and as of May 31, 2003, the Company’s working capital was $115,267. The change in working capital is due principally to the operating loss of the Company for nine  month period in 2004.

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

At February 29, 2004, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

On December 23, 2003, the Board of Directors approved a stock option plan to its officers and directors, and a consultant pursuant to which stock options for a total of 1,800,000 shares of common stock (or options for 300,000 shares of common stock each) were granted to its officers and directors, and a consultant. The per share option exercise price is $0.10 per share. The option term is five years.

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

Dated: April 8, 2004

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

President and

Principal Accounting Officer

#