Form 10KSB
period 2004-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2004-09-14
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2004

Commission File Number 0-30368

American International Ventures, Inc.

Delaware                                       22-3489463

-------------------------------             ------------------------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)

                           incorporation or organization)

260 Garibaldi Avenue, Lodi, New Jersey 07644

-----------------------------------------------

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

(1)  [X] Yes       [    ]    No

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

As of August 25, 200 4 , the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $1,7 57,068 .. This calculation is based upon the average of the bid price of $0.11 and asked price of $0. 14 of the common stock on August 25 , 2004.

The number of shares outstanding of the registrant's class of common stock on August 25, 200 4 was 16,908,544 shares.

Disclosure Regarding Cautionary Statements.

Cautionary Statements.

Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND NEED FOR ADDITIONAL CAPITAL. As of May 31, 2004, the Company audited financial statements reflect total assets of $122,446 , total current liabilities of $ 2,726 , working capital of $ 116,435 , and a loss from  operations.  Accordingly, certain risks exist with respect to the Company and it ability to effect its plan of operations of conducting additional exploratory work on its existing mining property, or acquiring additional mining properties.

INDUSTRY RISKS. During the second quarter of fiscal 200 2 , the Company shifted its business focus to acquiring prospective mineral properties, principally gold and silver properties. This industry is historically capital intensive and of high risk. The Company’s ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to identify and acquire prospective mineral properties, and to conduct limited exploration so as to prove up or enhance the potential reserves of such properties.  The ability to discover such reserves are subject to numerous factors, most of which are beyond the Company’s control and are not predictable. Exploration for gold involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

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

In addition, the commercial viability of a mineral deposit is dependent on a number of these factors including:

•

The price of gold,

•

The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use,  and environmental protection issues ..

The effect of these factors cannot be accurately predicted, and the occurrence of any one or more factors could have a material adverse impact on the Company and its proposed operations.

ADDITIONAL GEOLOGICAL WORK REQUIRED FOR BRUNER PROPERTY. The Company owns a mining property located in Nye County Nevada, known as the Bruner property. The Company has completed  an initial phase of exploratory work on the property consisting of sampling surface and underground exposures of mineralized zones and including five diamond core drill holes  (See “Item 1. Description of Business-Bruner Property”).  The Company is continuing to evaluate the results of this initial phase and will subsequently determine the nature and extent of a follow-up exploratory program, however, the total cost of such exploration work has not be en determined at this time. The Company can not predict whether the results of all geological work performed on the Bruner property will be sufficient to conclude that economic mineral deposits exist on such claims, and whether such reserves, if any, are recoverable.

NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has a present need for additional capital in order to fulfill its plan of operations for the near term of conducting the follow-up phase of exploratory work on the Bruner property , along with its other working capital needs. In addition, the Company may require additional capital to conduct other  exploratory work on the property. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of  additional shares of Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders.

UNPREDICTAB LE GOLD PRICE S . Gold exploration and production involves numerous natural risks that may not be overcome by knowledge and experience. In particular, even if the Company is successful in identifying gold deposits, for which no assurances can be given, the commercialization will be dependent upon the existing market price for gold, among other factors. The market price of gold historically has been unpredictable, and subject to wide fluctuations. The decline in the price of gold could render a discovered property uneconomic for unpredictable periods of time.

INDUSTRY REGULATION. The mineral exploration and mining industry is subject to numerous statutory and regulatory requirements and controls at various governmental levels. Regulations can impact the manner and methodology of any exploration, mining and milling activities undertaken by the Company or its assigns. The impact of such regulations can not be predicted, and may cause unexpected delays, and/or become cost prohibitive, thereby rendering any project uneconomic.

ENVIRONMENTAL AND OTHER RISKS. Mining activities pose certain potential environmental risks, as well potential personal injury risks. While the Company will attempt to manage its risks, one or more incidents of environmental damage or personal injury resulting from its mining activities could have a material adverse impact on the business of the Company.

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

PART I

Item 1. Description of Business.

Background.

American International Ventures, Inc., (the "Company") was originally organized as Lucky Seven Gas and Minerals, Inc., under the laws of the State of Pennsylvania on July 16, 1984. The name was changed to Lucky Seven Gold Mines, Inc. on June 24, 1996.  American Precious Metals, Inc was formed January 13, 1998 under the laws of the State of Delaware.  On March 16, 1998 Lucky Seven Gold Mines, Inc. merged into American Precious Metals, Inc., the surviving corporation.  The name was changed to American Global Enterprises, Inc. on November 13, 2000 and changed again on December 21, 2000 to American International Ventures, Inc.

In March 2001, the Company acquired all the issued and outstanding capital stock of TLM Industries, Inc. TLM thereafter merged with its wholly owned subsidiary, GetToner.com, Inc. ("GetToner"), pursuant to which GetToner was the surviving entity. GetToner became a wholly owned subsidiary of the Company, and GetToner was engaged in the business of selling office supply products, principally disposable imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines and copiers. On April 29, 2003, the Company and the former principals of GetToner entered into an agreement pursuant to which the two former principals of GetToner returned 1,751,666 shares of the Company’s common stock which was previously issued to them in connection with the GetToner transaction, and the Company returned to those two parties all of the capital stock of GetToner. As a result of the transaction, the Company divested itself of GetToner and its operations (See “ Item 12 . Certain Relationships and Related Transactions”).

In the second calendar quarter of 2002, the Company undertook to restructure its management and redirect its efforts towards the mining industry by seeking to acquire mining properties in the United States that were sub-economic, but prospective, gold and silver properties. This decision was based in part upon the belief by management that precious metal prices would rise in the future, which would therefore cause a concomitant rise in the value of acquired properties. To that end, the Company effected management changes in April and May 2002. The management changes were intended to strengthen the Company’s management experience in the mining industry. Although the Company appointed Robert G. Carrington and Samuel G. Nunnemaker, both industry professionals, as the Company’s new directors and new Chairman and President in April 2002, it removed both parties as officers of the Company on May 6, 2003, and on December 15, 2003, a majority of shareholders of the Company voted to remove Messrs. Carrington and Nunnemaker as directors of the Company (See “Item 12 Certain Relationships and Related Transactions”). The Company then elected Myron Goldstein, an experienced mining executive, to its Board of Directors of the Company on March 25, 2003 and appointed him Chairman on May 6, 2003.  Subsequently on April 10, 2004 , the Board of Directors appointed James K. Duff, another experienced mining executive, to the position of President and C hief Executive Officer ..

BUSINESS OF COMPANY.

General.

The Company’s plan of operations for the foreseeable future is to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic (based upon existing data) but prospective mineral properties in the United States, principally gold properties. These properties likely have had prior mineral exploration work or actual mining activities conducted on site.  Once a property has been identified and/or acquired, the Company intends re-evaluate the property based on the experience of its management and consultants, and will seek to enhance the value of the property by performing a certain exploratory work on the property. The exploratory work may consist of on site geological mapping, field testing, and the drilling of exploratory holes. At this time, the Company does not intend to engage in actual mineral extraction operations. However, if the Company is successful in enhancing property values through additional exploratory work, it may consider a number of options, including selling the property to interested mining companies. The Company can not predict whether it will be successful in these endeavors.

Bruner Property

During July 2002, the Company acquired certain patented and unpatented mining claims known as the Bruner property located in Nye County, Nevada from Orcana Resources, Inc. and Miramar Gold Corporation (collectively “Orcana”). Under the terms of acquisition, the Company is required to maintain the property in good standing under state mining regulations for at least one full assessment year and pay Orcana a two percent net smelter royalty on all metals and materials mined or produced from the property. The Company maintains the right to purchase the net smelter royalty from Orcana for the sum of $250,000 payable in cash and/or marketable securities of the Company. In addition, upon achieving commercial production on the Bruner property, the Company is obligated to pay Orcana $250,000 within 120 day s of achieving such commercial production. The payment may be in the form of cash and/or marketable securities of the Company.

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

Past production in the Bruner district has been estimated at approximately 55,587 ounces of gold contained in 99,625 tons of ore at a recovered grade of 0.562 oz/ton gold.  Most of the production occurred from 1920 to 1942 from high grade gold/silver vein deposits from the Paymaster, Penelas, Phonolite, and Duluth mines.  These mines are located on or near the Company’s Bruner property. In addition, several large-scale , volcanic-hosted , low grade deposits are located in the general vicinity, including Rawhide (1.4 million ounces gold total production, currently in reclamation), Round Mountain (720,000 ounces gold current annual production with over 9 million ounces produced through 2003), and Paradise Peak (1.5 million ounces gold) properties .. These properties have been mined through an open pit, bulk mining method. Despite these past production amounts from the Bruner property and from mines in the general vicinity, the Company can not predict whether commercially exploitable mineral deposits or reserves exist on the Bruner property until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

Description of Property.

The Company owns 28 patented claims totaling 560 acres and 41 unpatented claims totaling 820 acres for a total land position of 1,380 acres in the heart of the Bruner district.  All claims are in good standing.  As stated above, the Company acquired the majority of the claims in July 2002 from Orcana, and the Company staked additional claims during 2003.   Prior to the Company’s acquisition of the claims, Miramar completed an extensive environmental clean-up of the property, and the Company is not aware of any environmental liabilities associated with the property.

Past Exploration and the Company’s Recent Exploration Activities On Bruner .

During the past 25 years, several companies have conducted significant exploration in the Bruner district, which includes the Company’s existing claims, for volcanic-hosted, bulk-tonnage precious metal mineralization.  The work completed includes geological mapping and sampling, about 1,000 soil geochemistry samples, several hundred rock chip samples from outcrops and underground workings, helicopter-airborne and ground geophysics, and approximately 147 drill holes totaling 65,185 feet. Gold mineralization has been detected in many of the drill holes. Most of the drill holes are reverse circulation holes.

The Company estimates that approximately $1.5 to $2 million has been spent on exploration in the area since 1979. A significant portion of the geological data resulting from this exploration work has been in the possession of former offers and directors of the Company who had withheld the data from the Company . This information along with other allegations is the subject of a pending litigation involving these former officers and directors. In May 2004, the presiding court determined that the Company was the rightful owner of the Bruner property and data, subject to a future determination on the merits, and ordered the former officers and director to deliver the data to the Company ..   (See “Item 3 - Legal Proceeding”).

The soil geochemistry program consisted of samples collected at 100 foot intervals along east-west grid lines spaced 400 feet apart. The soil geochemistry data show a 2,000 ft. by 800 ft. northwest-trending gold anomaly over the central portion of the Company’s claim block.  Values typically exceed 100 ppb gold and 300 ppb silver, whereas background values are less than 5 ppb gold and less than 50 ppb silver.  In addition, mine dumps, float and outcrops were sampled on the surface, and all of the available mine workings were chip channel sampled.

The magnetic geophysical data depicts the major north and northwest structural trends on a contoured plot of the total field data.  The mineralized structural trend that hosts the Penelas and Bruner deposits is readily identifiable as a linear magnetic low.

Several preliminary estimates have been made in the past of the mineralized material that may be present on the Bruner property.  The most recent and comprehensive estimate was evidenced in a comprehensive report prepared by a professional mining consultant to a major mining company that previously owned the claims.   The consultant in his report estimated that the Duluth target on the Company's Bruner property contains approximately 15 million tons of “ mineralized material ”1

 “Mineralized material” is gold bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

 with a grade of 0.026 oz Au/ton, based on data from 37 reverse circulation drill holes and assuming a cutoff grade of 0.010 oz Au/ton and a rock density of 12 ft3/ton.   The consultant concluded that there are several other targets areas on the Bruner property that have excellent potential for the delineation of additional mineralized material. The Company has recently received the geological data from its former officers and directors, and has not analyzed the entirety of the data which formed the basis of the consultant’s report, and the Company therefore can not corroborate the estimates made by the consultant. Without additional geological, engineering and economic studies, along with additional drilling, the Company can not predict whether commercial mineralization may exist on the property.

During May and June of 2004, the C ompany conducted a limited diamond drill program in the Duluth area of the Bruner claims designed to follow up reverse air circulation drilling previously conducted on the property in the 1980's . During this period, the Company also performed surface geological mapping, and sampling in the area .. The Company drilled five holes for a total of 767 linear feet. The cost of the program was approximately $68,000. The Company’s results were similar to previous drilling results on the property . G old values greater than 0.02 oz/ton were detected in all of the five holes that were drilled.  Hole 181 contained a 14.3 foot interval that ran 0.079 oz Au/ton including a three foot interval that ran 0.257 oz Au/ton, hole 182 contained a 20.3 foot interval that ran 0.061 oz Au/ton, and hole 184 contained a 28.0 foot interval that ran 0.078 oz Au/ton including a 5.5 foot interval that ran 0.335 oz Au/ton . Management and its consulting geologists are evaluating the results of  its recent exploration program, along with the pre-existing data to determine the cost and scope of the next phase of exploration.   Future exploration on the Bruner claims will be subject to approval of the Company’s Board of Directors and the availability of funds necessary to complete the project.

Additional Exploration Potential.

All of the recent exploration efforts on the Bruner claims have focused on finding bulk minable deposits like those found at Round Mountain, Paradise Peak and Rawhide open pit mines ..  Past exploration on the Bruner property has identified several areas where significant volumes of bulk minable gold mineralization may occur at depths of less than 300 feet, which therefore could be amenable to open pit mining methods.

T he potential for high-grade vein targets on the Bruner property, especially at depths greater than the low grade mineralization which has been explored to date, remains largely untested.   P revious exploration drilling encountered several vein intercepts assaying greater than 0.5 oz/ton Au, and surface sampling also yielded assay results of greater than 0.5 oz/ton Au

. Preliminary evaluation of the Company’s recent diamond drilling results and surface geological work suggests the possibility of mineralization at deeper depths, which may be similar to the Midas (also known as the Ken Snyder) mine located approximately 90 miles of Carlin, Nevada. The Midas/Ken Snyder mine was discovered in the mid-1990's and production commenced in January 1999 at an annual rate of about 200,000 ounces of gold per year.  Reserves on December 31, 2003 were 3,400,000 tons at a grade of 0.58 ounces of gold per ton containing 1,950,000 ounces of gold, with a similar amount of mineralized material.

As described above, the Company has not determined the cost or the scope of the next exploration phase. The Company will consider an exploration program aimed at the deeper targets as part of the next exploration phase. Also as described, future exploration on the Bruner claims will be subject to Board approval and the availability of funds necessary to complete the project. Due to the higher costs of the deeper exploratory drill holes and the Company’s limited working capital, it is conceivable that the Company may not have sufficient funds to adequately test the deeper zones. In such event, the Company may seek to partner with another mining company to complete the deeper drilling or seek other alternatives such as the sale of the mining rights.

Item 2. Description of Property.

The Company’s business office is located at 260 Garibaldi Avenue, Lodi, New Jersey 07644, and is provided by the Company’s Chief Financial Officer on a rent-free basis under an oral arrangement between the parties.  The Company believes that this office space will sufficient to support its needs for the next 12 months.

During July 2002, the Company acquired certain patented and unpatented mining claims known as the Bruner property located in Nye County, Nevada from Orcana Resources, Inc. and Miramar Gold Corporation (collectively “Orcana”). Under the terms of acquisition, the Company is required to maintain the property in good standing under state mining regulations for at least one full assessment year and pay Orcana a two percent net smelter royalty on all metals and materials mined or produced from the property. The Company maintains the right to purchase the net smelter royalty from Orcana for the sum of $250,000 payable in cash and/or marketable securities of the Company. In addition, upon achieving commercial production on the Bruner property, the Company is obligated to pay Orcana $250,000 within 120 day of achieving such commercial production. The payment may be in the form of cash and/or marketable securities of the Company.  The Company’s Bruner claims consist of 28 patented claims totaling 560 acres and 41 unpatented claims totaling 820 acres in the heart of the Bruner district.  All claims are in good standing.  As stated above, the Company acquired the majority of the property in July 2002 from Orcana, and additional claims were staked during 2003.   Prior to the Company’s acquisition of the claims, Miramar completed an extensive environmental clean-up of the property, and the Company is not aware of any environmental liabilities associated with the property.

Item 3. Legal Proceedings.

On July 3, 2003, the Company filed an action against the Robert Carrington and Samuel Nunnemaker, former officers and directors of the Company, in Superior Court of New Jersey asserting fraud, breach of fiduciary duties to the Company, and seeking the placement of a constructive trust on a mineral property acquired by their affiliate and the sale proceeds thereof, among other claims.  On April 15, 2004, the court dismissed the case for lack of personal jurisdiction in New Jersey.

The Board of Directors removed Mr. Nunnemaker as an officer and Mr. Carrington as Chairman on May 6, 2003, and Carrington and Nunnemaker were subsequently removed as Directors of the Company on December 15, 2003 by a majority vote of its shareholders.  Information on the background of Carrington and Nunnemaker's removal as Directors may be found in the Company's Form 8-K report that was filed with the SEC on December 16, 2003 and its Information Statement under Schedule 14C filed with the SEC on December 15, 2003.

On April 20, 2004 Mr. Carrington and Mr. Nunnemaker filed a complaint against the Company in the Nevada Second District Court in Washoe County, Nevada asserting breach of contract and contending that the company fraudulently caused them to enter into certain agreements with the Company.   The Company considers the complaint without merit, and intends to vigorously defend its position. The Company has filed an answer denying the plaintiffs’ claims , and also  filed a counterclaim against the plaintiffs.  The Company's counterclaim alleges that , among other things, the defendants breached the conditions of their engagement agreement with the Company , they wrongfully maintained possession of geological data pertaining to the Bruner property, they fraudulently obtained certain mining properties for their own benefit and unjust ly enrich ed themselves while serving as officers and d irectors of the Company in violation of their fiduciary duty to the Company, and they withheld or misrepresented material facts and information from the Board of Directors.   On May 27, 2004 , as a result of a motion filed by the Company,  the Court ruled that the Company is the legal titled owner of the Bruner property, subject to a future determination on the merits, and ordered the defendants to deliver the Bruner data pertaining to the Company. The lawsuit is currently in discovery. The Company intends to vigorously pursue the interests of the Company's shareholders in this matter through the counterclaim action, which seeks to recover damages resulting from their actions.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information:

The table below sets forth the high and low bid prices of the c ommon stock of the Company as reported by OTC Bulletin Board and the Pink Sheet market for the fiscal years indicated .. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is traded  on the over the counter Bulletin Board and Pink Sheets under the symbol “AIVN.” From January 2000 to November 2001, the Company’s common stock was listed on the OTC Bulletin Board. From November 2001 to the June 17, 2004 , the Company’s common stock was listed on the Pink Sheet market . On June 17, 2004 , the Company’s shares resumed trading on the OTC Bulletin Board. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

2003

Low Bid

High Bid

1st Quarter

$0.11

$0.25

2nd Quarter

$0.03

$0.10

3rd Quarter

$0.20

$0.45]

4th Quarter

$0.16

$0.45

2004

Low Bid

High Bid

1st Quarter

$0.11

$0.25

2nd Quarter

$0.03

$0.10

3rd Quarter

$0.05

$0.15

4th Quarter

$0.05

$0.28

2005

Low Bid

High Bid

1st Quarter

$0.12

$0.26

As of August 25 , 2004, there are 3 06 shareholders of record of the Company's common stock. Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any cash dividends since its inception and does not anticipate paying such dividends in the future.

During last quarter of fiscal 2004 , the Company raised $140,000 in gross proceeds in connection with the private placement of 5 60 ,000 units to 5 individuals. Each unit  consist s of one share of common stock and one half of a stock purchase warrant exercisable one year from the issue date at a price of $ 0.50 .. The warrants expire 18 months from issuance .. The private placements were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an “accredited investor” as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

On December 23, 2003, the Board of Directors approved the 2003 Stock Option Plan of the Company. Under the plan, stock options or stock grants for a total of 2,000,000 shares of common stock can be issued to officers, directors, and consultants. On that same date, the Board of Directors authorized the issuance of stock options to acquire 300,000 shares of common stock to each of the five officers and/or directors of the Company and one consultant, who is now the Company’s President, for a total of 1,800,000 shares. The option for one third of shares vests immediately. Options for one half of the remaining shares vest on December 23, 2004, and options for the balance of the shares vest on December 23, 2005; provided that, each person is a director or officer of the Company on each vesting date. After vesting, the per share option exercise price is $0.10 per share. The option term is five years. The options are unexercised as of May 31, 2004. On December 23, 2003, the Board of Directors also granted individual stock options to the Company’s Chairman and  a consultant, who is now the Company’s President, to acquire 500,000 and 250,000 shares of common stock respectively by such parties. The option exercise price is $0.0001 per share. The option term is five years. The options were exercised during January 2004.

The stock issuance was exempt from registration pursuant to Section 3(b) or 4(2) of the Act, as the offering was made to a limited number of offerees, and the common stock was acquired with investment intent.

The Company’s Equity Compensation Plan Information as of May 31, 2004 is set forth below.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	-0-	-0-	-0-
Equity compensation plans not approved by security holders (2)	1,800,000	$0.10	200,000
Total	1,800,000	$0.10	200,000

On December 23, 2003, the Board of Directors approved the 2003 Stock Option Plan of the Company. Under the plan, stock options or stock grants for a total of 2,000,000 shares of common stock can be issued to officers, directors, and consultants. On that same date, Board of Directors authorized the issuance of stock options to acquire 300,000 shares of common stock to each of the five officers and/or directors of the Company and one consultant, who is now the Company’s President, for a total of 1,800,000 shares. The option for one third of shares vests immediately. Options for one half of the remaining shares vest on December 23, 2004, and options for the balance of the shares vest on December 23, 2005; provided that, each person is a director or officer of the Company on each vesting date. Unvested options expire upon removal or resignation from the Board or office. After vesting, the option exercise price is $0.10 per share. The options are subject to shareholder approval.

Item 6. Management's Discussion and Analysis or Plan Of Operation.

Overview

The Company is an exploration stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired mining claims located in Nye County, Nevada, known as the “Bruner ” claims.  The Company intends to carry out exploration work on the Bruner claims in order to ascertain whether the property possesses commercially exploitable quantities of gold and silver.

The Company’s projected capital expenditures for the next 12 months ranges from $230,000 to $360,000 as described below.

The Company’s plan of operations for this period consists of: conducting a comprehensive geological study and drill site identification on the Bruner claims, and if warranted, conduct additional drilling operating; staking and acquiring new mining claims located in Utah; and identifying additional mining properties for acquisition.

The Bruner geological study will consist of a comprehensive geological and engineering review of the existing data including data recently received by the Company compiled by the prior owners of the claims. The review will be conducted by independent professional geologists and engineers in collaboration with the two of the Company’s officers. The purpose of the study is to identify prospective targets for additional drilling. The Company expects that most of these targets will be at depth greater than 300 feet, the purpose of which will be to provide additional information regarding the presence of high grade vein deposits.  The projected cost of the study is $30,000.  The Company has budgeted $150,000 for additional drilling, however, the actual amount will vary dependent upon the results of the study. The Company presently is exploring the possibility of staking additional mining claims on a recently identified property. If the Company is successful in acquiring these additional claims, the Company expects to expend approximately $30,000 in geological studies and identification of prospective drill targets, and $100,000 in actual drilling operations. As with the Bruner claims, the actual amount of drilling will vary dependent upon the results of the study. The Company can not predict however, whether it will be successful in acquiring these claims or if acquired, identifying prospective drill targets. The Company will seek to identify additional prospective mining claims. The projected cost to acquire these claims, including a limited geological review, is $20,000.

In addition to the capital requirements above, the Company has budgeted $70,000 for corporate overhead, including payment of consulting fees to the Company’s President, with the remainder allocated for legal, accounting, and miscellaneous expenditures. Legal fees include amounts projected for its ongoing litigation with its former officers and directors. In June 2003, the Company entered into an agreement with a consultant, who is now its President, pursuant to which the Company has agreed to pay the officer $1,400 per month. The agreement expires at the end of calendar year 2004. As of May 31, 2004, $8,400 in fees and approximately $1,600 in expenses are accrued and unpaid. Other than as indicated above, the Company has no other projected capital expenditures.

If the Company is able to raise part but not all of its projected working capital needs, it intends to prioritize available capital. The Company will pay its overhead requirements on an “as needed” basis. Next, it will devote available capital to the Bruner exploration or its new claims, if acquired, based on exploration potential and comparative risk avoidance.  Available capital remaining will be allocated towards to identification and exploration of other mining claims. The last item of priority will be listing on the Toronto Venture Exchange. The Company intends to finance its plan of operations through the private placement of its capital stock or through debt financing. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future.

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

PART III

Item 9.  Directors. Executive Officers. Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company during fiscal year ending May 31, 2004 are as follows;

Name

Age

Position

Myron Goldstein

64

Chairman

James Duff

59

President and Chief Executive

Officer

Jack Wagenti

66

Chief Financial Officer,

Secretary and Treasurer, and Director

Arthur deWitt Ackerman

61

Director

Walter Salvadore, Jr.

49

Director

Brian G. Russell

77

Director

-------------------------------------------------------------------------------------------------------------------------------

Mr. Myron Goldstein, Chairman .

   Mr. Goldstein was appointed Chairman of the Company on March 23, 2003. Mr. Goldstein is a senior mining executive with over 30 years diversified international management, exploration and development experience in precious and base metals and uranium, including 10 years as Chevron Resource Company’s District Manager for its Western District located in Denver, Colorado. From 1995 to the present, Mr. Goldstein has served as director and senior management of various companies as a result of his employment with Global Management Mining, a mining consulting company located in Vancouver, Canada. He is a graduate of the University of Toronto, Ontario, Canada, where he earned a Ph.D in Physics and Geophysics. He also earned a M.S. in Geophysics from the  Massachusetts Institute of Technology, Cambridge, Massachusetts., and a B.S. degree in   Engineering Geophysics, from the Colorado School of Mines, Golden, Colorado.

Mr. James Duff, President and Chief Executive officer.

Mr. Duff was appointed President and Chief Executive Officer of the Company on April 10, 2004. Mr. Duff has over 35 years of diverse, international mining experience. From November 2002 to the present, Mr. Duff has been a consultant to Coeur d'Alene Mines Corporation, Coeur d'Alene, Idaho. Mr. Duff was Vice President of Business Development from 1995 to November 2002, and was Director of Business Development from 1990 to 1995, of Coeur d'Alene Mines Corporation. Mr. Duff also is the Chairman of Little Squaw Gold Mining Co. a public company on the OTC Bulletin Board.

Mr. Jack Wagenti,  Secretary, Treasurer and Director .

    Mr. Wagenti has acted in varying officer capacities and director of the Company from 1996 to the present. From 1988 to 1996,  Mr.  Wagenti  owned  and  operated  a real  estate brokerage business located in Lodi, New Jersey. Mr. Wagenti also is an officer and director of US Precious Metals, Inc., a reporting company under the federal securities laws. Other than his positions with the Company, and US Precious Metals, Inc., Mr. Wagenti is not engaged in active business.

Mr. Arthur deWitt Ackerman, Director .

    Mr. Ackerman became a Director of the Company on May 6, 2002. From January 1997 to the present Mr. Ackerman has been executive vice president of the Middleton Group, LLC, a securities investment firm.

Walter Salvadore, Jr., Director .

    Mr. Salvadore became a Director of the Company on May 6, 2002. From December 2001 to the present, Mr. Salvadore has been chief strategy director and a director of deBug-it, LLC, a specialized computer services firm. From January 1, 1990 to December 2001, Mr. Salvadore was a President with R & S Enterprises.

Brian G. Russell, Director .

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

     Each  director  serves until the next annual  meeting of  Shareholders  and until his respective successor is duly elected and qualifies. Executive officers are elected by the Board to serve at the discretion of the directors.

Item 10. Executive Compensation .

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2004, 2003 and 2002 that received compensation from the Company are set forth in the following table and information below:

SUMMARY COMPENSATION

Annual Compensation

Long Term  Compensation

Other

Name and

Annual

Principal

Salary

Bonus

Compensation

Restricted Stock Awards

Position

Year

   ($)

  ($)

($)

($)

-----------------------------------------------------------------------------------------------------------------------

Myron Goldstein(1)

2004

   -0-

  -0-

-0-

49,950

2003

   -0-

  -0-

-0-

-0-

James Duff(2)

2004

   -0-

  -0-

$7,000

24,975

Jack Wagenti

2004

   -0-

  -0-

-0-

-0-

2003

   -0-

  -0-

-0-

-0-

2002

   -0-

  -0-

-0-

-0-

Arthur deWitt

Ackerman(3)

2002

   -0-

  -0-

-0-

$39,950

---------------------------------------------------------------------------------------------------------------------

(1). On December 23, 2003, Mr. Goldstein receive a stock option to acquire 500,000 shares of common stock of the Company for a total consideration of $50. The option was exercised in January 2004.  The most recent closing market price of the Company’s common stock on the date of grant was $0.10. The value of restricted stock award equals the product of the stated closing price multiplied by 500,000 less the exercise price paid.

(2). On December 23, 2003, Mr. Duff receive a stock option to acquire 250,000 shares of common stock of the Company for a total consideration of $25. The option was exercised in January 2004.  The most recent closing market price of the Company’s common stock on the date of grant was $0.10. The value of restricted stock award equals the product of the stated closing price multiplied by 250,000 less the exercise price paid. During fiscal 2004, Mr. Duff received $7,000 in consulting fees from the Company under a consulting agreement with the Company discussed below. As of May 31, 2004, $8,400 in fees and approximately $1,600 in expenses are accrued and unpaid.

(3). On May 6, 2002, Arthur deWitt Ackerman, a director of the Company, acquired 500,000 shares of common stock at $0.0001 per share. The most recent closing market price of the Company’s common stock on the date of grant was $0.08. The value of restricted stock award equals the product of the stated closing price multiplied by 500,000 less the exercise price paid.

On December 23, 2003, the Board of Directors approved the 2003 Stock Option Plan of the Company. Under the plan, stock options or stock grants for a total of 2,000,000 shares of common stock can be issued to officers, directors, and consultants. On that same date, Board of Directors authorized the issuance of stock options to acquire 300,000 shares of common stock to each of the five officers and/or directors of the Company and one consultant, who is now the Company’s President, for a total of 1,800,000 shares. The option for one third of shares vests immediately. Options for one half of the remaining shares vest on December 23, 2004, and options for the balance of the shares vest on December 23, 2005; provided that, each person is a director or officer of the Company on each vesting date. Unvested options expire upon removal or resignation from the Board or office. After vesting, the option exercise price is $0.10 per share. The options are subject to shareholder approval.

The officers of the Company are not full time employees. Presently, the Company does not have a formal conflicts of interest policy governing its officers and directors. In addition, the Company does not have written employment agreements with any of its officers. Its officers intend to devote sufficient business time and attention to the affairs of the Company to develop the Company’s business in a prudent and business-like manner. However, the officers may engage in other businesses related and unrelated to the business of the Company. As a result, the officers of the Company may have a conflict of interest in allocating their respective time, services, and future resources, and in exercising independent business judgment with respect to their other businesses and that of the Company.

In June 2003, the Company entered into an agreement with a consultant, who is now its President, pursuant the Company has agreed to pay the officer a minimum of  $1,400 per month for 20 hours per month. Additional time will be billed to the Company at the rate of $50 per hour. The agreement expires December 31, 2004. As of May 31, 2004, $8,400 in fees and approximately $1,600 in expenses are accrued and unpaid. Except as stated above, for the fiscal period ending May 31, 2004, the Company had no employment agreement with its officers, and the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following  table sets  forth,  as of the date of August 25, 2003,  the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the  Company's  Common  Stock,  each  executive  officer  and director individually and all executive officers and directors of the Company as a group as of such date.  No other class of voting securities is outstanding.  Each person is believed to have sole voting and investment power over the shares except as noted. Beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 16,908,544 shares of common stock of the Company which are issued and outstanding as of August 25, 2004. Except as otherwise noted, the address for each party is 260 Garibaldi Ave., Lodi, New Jersey 07644, the address of the Company.

    Security ownership of former and current officers and directors.

                                  Name and                              Amount and

                                  Address of                             Nature of

                                  Beneficial                              Beneficial                      Percent

Title of Class             Owner                                   Owner(1)                        of Class

--------------------------------------------------------------------------------------------------------

Common          Myron Goldstein(2)(8)

   500,000                      2.9%

Common           James Duff(3)(8)

   250,000(2)                  1.5%

Common          Jack Wagenti(4)(8)

1,500,000(1)(2)             8.9%

Common          Arthur deWitt Ackerman(5)(8)

   500,000(2)                  3.0%

Common          Walter Salvadore, Jr.(6)(8)

    52,000(2)                   0.3%

Common          Brian G. Russell(7)(8)

    50,000(2)                   0.3%

Common          Jonathan Downs(9)

1,500,000                      8.9%

Common          Emanuel Ploumis(10)

1,500,000                      8.9%

Officers and

Directors as a group

(6 persons)

2,842,000(2)                16.9%

---------------------------------------------------------------------------------------------------------------------

(1). “Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2). Mr. Goldstein is Chairman of the Company.

(3). Mr. Duff is President and Chief Executive Officer of the Company.

(4). Mr. Wagenti is Chief Financial Officer,  Secretary, Treasurer, and a Director of the Company. The amount of common stock held by Mr. Wagenti represents 500,000 shares of common stock held by Mr. Wagenti and 1,000,000 shares of common stock held by Mr. Wagenti’s spouse. Mr. Wagenti disclaims beneficial ownership of the shares held by his spouse.

(5). Mr. Ackerman is a Director of the Company.

(6). Mr. Salvadore is a Director of the Company.

(7). Mr. Russell is a Director of the Company.

(8). The above shares held by the officers and directors of the Company exclude any shares exercisable under the 2003 Stock Option Plan of the Company.

(9). Includes 100,000 shares of common stock held by Mr. Downs’s spouse. Mr. Downs’ address is 27 Bush Road, Denville, New Jersey 07834.

(10). Mr. Ploumis’ address is 242 Top Hill Road, West Chester, Pennsylvania 19383.

Item 12 Certain Relationships and Related Transactions .

On April 26, 2002, the Company entered into an agreement with Robert G. Carrington, Samuel G. Nunnemaker, and Barry Downs, pursuant to which  each party acquired 500,000 shares of common stock at $0.0001 per share.  In addition, pursuant to the agreement, Robert G. Carrington and Samuel G. Nunnemaker, as the Company’s new directors and new Chairman and President (“New Officers”), respectively, agreed on behalf of the Company to use their good faith efforts to identify and enter into good faith negotiations to acquire, prospective gold and/or other natural resources properties which could potentially rise in value through a corresponding rise in gold prices. To the extent such resource properties were presented to, and accepted by, the Company, each of the New Officers could receive an additional 1,500,000 shares of common stock of the Company (3,000,000 in aggregate).  If an aggregate of two million ounces of gold resource are acquired by the Company, each of the New Officers would receive 500,000 shares of Company common stock, if an aggregate of four million ounces of gold resource are acquired by the Company, each of the New Officers would receive an additional 500,000 shares of Company common stock, and finally, if an aggregate of six million ounces of gold resource are acquired by the Company, each of the New Officers would receive an additional 500,000 shares of Company common stock. As of May 31, 2003, no additional shares of common stock of the Company were earned by the New Officers.

On May 6, 2002, Arthur deWitt Ackerman, a director of the Company, acquired 500,000 shares of common stock at $0.0001 per share for consulting services provided to the Company

On May 9, 2002, the Company’s board of directors declared a spin-off of the common stock of  U.S. Precious Metals, Inc., its wholly owned subsidiary, to its beneficial shareholders of record on such date. The spin-off ratio is one share of common stock of U.S. Precious Metals, Inc. for each 10 shares of common stock of the Company held by such record owner. The ability of the Company to effect the spin-off of the common stock of U.S. Precious Metals, Inc. will be subject to compliance with the federal securities laws.  The common stock of US Precious Metals has been issued in the name of the respective record holders, but held in escrow by the secretary of the Company pending compliance with the federal securities laws. The Company believes that in order to distribute the escrowed shares to its record holders, U.S. Precious Metals, Inc. will be required to file a Form 10-SB registration statement with the Securities and Exchange Commission (“Commission”), and have registration statement declared effective by the Commission. U.S. Precious Metals, Inc. has informed the Company that it intends to file the Form 10-SB registration statement with the Commission during the first half of calendar 2004.

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

As stated elsewhere herein, Robert Carrington and Samuel Nunnemaker became officers and directors of the Company in May 2002.  Both parties represented to the Company that they were mining professionals, and agreed to search for and identify prospective mining properties for the Company. In exchange, the Company granted each of such parties 500,000 shares of common stock at a purchase price of $0.0001 per share, and certain other stock acquisition rights. On or about November 2002, Messrs. Carrington and Nunnemaker (“interested directors”), through an affiliated entity, acquired a mining property (“business opportunity”) for their own account and without disclosing the business opportunity to the Company. Approximately two months later, the interested directors offered the business opportunity to the Company; however, it was unclear whether the terms offered were identical to those under which the property was acquired by the interested directors. The remaining Board members requested that additional information, including contracts and mining data related to the acquired property, be presented to the Board in order to clarify such terms and in order for the Board to make an informed decision as to whether the Company should acquire the business opportunity. The interested directors refused to provide any information despite repeated written requests by the Board. The Company believes that the interested directors violated their fiduciary duties to the Company. On May 6, 2003, the Board of Directors removed Messrs. Carrington and Nunnemaker as officers of the Company, and on December 13, 2003, a majority of shareholders voted to remove Messrs. Carrington and Nunnemaker as directors of the Company.  On July 3, 2003, the Company filed an action against the interested directors in Superior Court of New Jersey asserting fraud, breach of fiduciary duties to the Company, and seeking the placement of a constructive trust on the mineral property acquired by their affiliate and the sale proceeds thereof, among other claims. On April 20, 2004, Mr. Carrington and Mr. Nunnemaker filed a complaint against the Company in the Nevada Second District Court in Washoe County, Nevada asserting breach of contract and contending that the company fraudulently caused them to enter into certain agreements with the Company.   The Company considers the complaint without merit, and intends to vigorously defend its position. The Company has filed an answer denying the plaintiffs’ claims and, also  filed a counterclaim against the plaintiffs.  (See Item 2 Legal Proceedings”).

On December 23, 2003, the Board of Directors approved the 2003 Stock Option Plan of the Company. Under the plan, stock options or stock grants for a total of 2,000,000 shares of common stock can be issued to officers, directors, and consultants. On that same date, Board of Directors authorized the issuance of stock options to acquire 300,000 shares of common stock to each of the five officers and/or directors of the Company and one consultant, who is now the Company’s President, for a total of 1,800,000 shares. The option for one third of shares vests immediately. Options for one half of the remaining shares vest on December 23, 2004, and options for the balance of the shares vest on December 23, 2005; provided that, each person is a director or officer of the Company on each vesting date. After vesting, the per share option exercise price is $0.10 per share. The option term is five years. The options are unexercised as of May 31, 2004. On December 23, 2003, the Board of Directors also granted individual stock options to the Company’s Chairman and a consultant, who is now the Company’s President, to acquire 500,000 and 250,000 shares of common stock respectively by such parties. The option exercise price is $0.0001 per share. The option term is five years. The options were exercised during January 2004.

In June 2003, the Company entered into an agreement with a consultant, who is now its President, pursuant the Company has agreed to pay the officer a minimum of  $1,400 per month for 20 hours per month. Additional time will be billed to the Company at the rate of $50 per hour. The agreement expires at the end of calendar year 2004. The agreement expires December 31, 2004. As of May 31, 2004, $8,400 in fees and approximately $1,600 in expenses are accrued and unpaid.

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

3.3       Specimen Stock Certificate.  (Filed as an Exhibit to the Company's Form 10-SB filed November 8, 1999)

10.1      Agreement with Birch Mountain Resources.  (Filed as an Exhibit to the Company's Form 10-QSB filed December 30, 1999)

10.2 Agreement dated April 26, 2002 by and between the Company and Barry Downs, Robert Carrington and Samuel Nunnemaker. (Filed as an Exhibit to the Company's Form 10-KSB for the period ended May 31, 2002)

10.3 Agreement between Orcana Resources Inc. and Miramar Gold Corporation, Nevada Corporations (hereinafter collectively referred to as “Orcana”), and American International Ventures Inc., a Delaware Corporation (“AWN’) dated July 16, 2002. (Filed as an Exhibit to the Company's Form 10-KSB for the period ended May 31, 2002).

10.4 Agreement dated April 29 by and between American International Ventures, Inc.; and GetToner.com, Inc.. ("GetToner"), and Dominic Taglialatella and Anthony Lauro. (Filed as an Exhibit to the Company's Form 10-KSB for the period ended May 31, 2002).

10.5  2003 Stock Option Plan of American International Ventures, Inc. (filed herewith)

31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (filed herewith)

32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.(filed herewith)

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2004 were $0 (unbilled) and for 2003 were $20,990

(2) Audit Related Fees for 2004 and 2003 were $0.

(3) Tax Fees for 2004 were $0 (unbilled) and 2003 were $3,025.

(4) All Other Fees were $0.

(5) N/A

(6) N/A

#

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT

61 BERDAN AVENUE

WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE

TEL:  973-628-0022

    IN NEW YORK AND NEW JERSEY

FAX:  973-696-9002

MEMBER OF AICPA

E-MAIL:  rgjcpa@optonline.com

    PRIVATE COMPANIES PRACTICE SECTION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American International Ventures, Inc.

I have audited the accompanying balance sheet of American International Ventures, Inc. as of May 31, 2004, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year ended May 31, 2004 the year ended May 31, 2003 (which include a subsidiary for the period from June 1, 2002 to April 29, 2003).  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with the Standards of Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. as of May 31, 2004, and the results of the operations of American International Ventures, Inc. and their cash flows for the two yearly periods then ended (except that the 2003 period included a former subsidiary for the period from June 1, 2002 to April 29, 2003) in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY

August 20, 2004

Wayne, New Jersey

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEET

May 31, 2004

ASSETS

Current Assets

Cash

$     118,621

Prepaid expense

               150

Total current assets

        118,771

Fixed Assets

Office furniture and equipment

         11,567

    Less, accumulated depreciation

          11,165

Net fixed assets

              402

Other Assets

Mineral deposit

            3,273

Total other assets

           3,273

     TOTAL ASSETS

$      122,446

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$          2,726

Total current liabilities

            2,726

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued

    18,660,210 shares

               186

Capital in excess of par value

     1,783,157

Accumulated deficit

      (856,491)

Common stock held in treasury - 1,751,666

    shares, at cost

      (807,132)

Total stockholders’ equity

        119,720

     TOTAL LIABILITIES AND

         STOCKHOLDERS’ EQUITY

$        122,446

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2004 and 2003

     2004

     2003

Administrative Expenses

$ 177,567

$ 112,722

Operating loss

  (177,567)

  (112,722)

Other Income and Expense

Interest income

          301

         -

Interest expense

         (206)

      (1,056)

Profit on sales of securities

      59,965

      32,359

Loss from Continuing Operations

  (117,507)

    (81,419)

Discontinued Operations:

Loss from operations of discontinued segment

         -

  (101,837)

Net Loss

  (117,507)

  (183,256)

Other Comprehensive Income (Loss):

Unrealized gain on securities held for sale

         -

     36,350

Holding (loss) on securities sold during the period

         (335)

       2,989

Reclassification adjustment for gain included in

    net loss

     (59,965)

     (32,359)

        Total other comprehensive income (loss)

     (60,300)

        6,980

Total Comprehensive Loss

$(177,807)

$(176,276)

Loss Per Share - Basic and Diluted

    Loss from continuing operations

     $(.01)

      $ -

    Loss from discontinued operations

           -

       ( .01 )

Net loss

     $( .01 )

     $( .01 )

Weighted Average Number of Shares Outstanding

16,943,517

19,980,588

The accompanying notes are an integral part of these financial statements.

F-3-

#

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Years Ended May 31, 2004 and 2003

Accumulated

               Capital

                      Other

     Common Stock          Treasury Stock             In Excess Of

Accumulated      Comprehensive

Shares       Amount        Shares       Amount             Par Value

       Deficit                  Income

     Total

Balance, May 31, 2002

         19,752,210   $      197

              $  741,490

$(1,362,892)

      $ 53,320

$(567,885)

Sales of common stock

              598,000               6

                  149,494

   149,500

Recission of GetToner merger

        (1,751,666) $(807,132)

     715,883

      807,164

   715,915

Net loss for the year

    (183,256)

 (183,256)

Unrealized gain on securities

    held for sale

        36,350

     36,350

Holding gain on securities sold

    during the period

          2,989

       2,989

Reclassification of gain included

    in net loss

       (32,359)

   (32,359)

 Balance, May 31, 2003

         20,350,210            203  (1,751,666)    (807,132)         1,606,867

     (738,984)

         60,300

   121,254

Sales of common stock

              560,000                6

                  140,069

    140,075

Stock issued for services             750,000                7

                    14,918

      14,925

Value of options granted

       21,273

      21,273

Shares retired

         (3,000,000)            (30)

                           30

               0

Net loss for the year

                  (117,507)

  (117,507)

Holding loss on securities

    sold during the period

             (335)

         (335)

Reclassification of gain

    included in net loss

        (59,965)

    (59,965)

Balance, May 31, 2004

          18,660,210   $       186  (1,751,666)  $(807,132)       $ 1,783,157

$   (856,491)

      $          0

$ 119,720

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2004 and 2003

      2004

     2003

Cash Flows From Operations:

    Net loss from continuing operations

$(117,507)

$  (81,419)

    Adjustments to reconcile net loss to net cash

        consumed by operating activities:

Depreciation

       2,312

       2,312

Value of capital stock issued for services

     14,925

         -

Value of options issued for services

     21,273

Changes in current assets and liabilities:

    Increase (decrease) in accounts payable and

        accrued liabilities

     (27,782)

       3,183

    Decrease in accounts receivable

          -

     10,400

Discontinued operations

           -

     (45,675)

Net cash consumed by operating

    activities

   (106,779)

  (111,199)

Cash Flows From Investing Activities:

    Investment in mineral deposit

         -

      (3,273)

    Proceeds of sales of fixed assets

          -

        3,132

Net cash consumed by

    investing activities

          -

          (141)

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

   140,075

   149,500

    (Decrease) in stockholder advances

         (143)

      (1,051)

    Increase in stockholder advance

          -

      40,989

    Net cash provided by financing activities

   139,932

   189,438

Net increase in cash

     33,153

     78,098

Cash balance, beginning of period

     85,468

       7,370

Cash balance, end of period

$ 118,621

$   85,468

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2004

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

The merger with GetToner was recinded on April 29, 2003.  Under the terms of the recission, the individuals who were the controlling shareholders of GetToner returned 1,751,666 shares of Company common stock and the Company returned to those shareholders all of the capital stock of GetToner.

Business

The Company was in the development stage until its acquisition of GetToner.  As such, its activities were limited to the pursuit of new business ventures.  As explained in Note 9, the Company has consulted with mining companies in the development of technology related to metallurgical testing.  During the year ended May 31, 2003, the Company acquired a mineral deposit which it intends to exploit (See Note 5).

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Consolidated Statements

The financial statements include the accounts of the Company and, until April 29, 2003, its former wholly owned subsidiary, GetToner.  All significant intercompany balances and transactions have been eliminated in consolidation.

b.

Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2004

Note 2 (continued)

c.   Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, investment securities, accounts payable and accrued liabilities, approximate their fair values at May 31, 2004.

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

As detailed in Note #6, options were issued in the year ended May 31, 2004.  In addition, warrants were issued as part of a private placement offering during the year (see Note 4).  These options and warrants were not included in the calculation of loss per share because such inclusion would have an antidilutive effect.

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

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2004

Note 2 (continued)

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

j.    Advertising Costs

The Company expenses advertising costs when the advertisement occurs. Advertising costs amounted to $1,000 in the year ended May 31, 2003.  There were no advertising costs in the year ended May 31, 2004.  In the 2003 year, these amounts were included in discontinued operations.

k.     Segment Reporting

The Company is now organized in one reporting and accountable segment.

l.     Recognition of Revenue

Revenue is realized from the sales of product and services.  Recognition occurs upon delivery.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2004

Note 2 (continued)

m.     Common Stock

Common stock of the Company has been issued in return for services.  Values are assigned to these issuances equal to the value of services received or the market value of the common stock, whichever is most clearly evident.

a.

Options Outstanding

Options and warrants to purchase capital stock of the Company are valued in accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”.  This value, in the case of stock options, is expensed during the period in which the options are earned.

Note 3.

RELATED PARTY TRANSACTIONS

The obligation of the Company under employment agreements with officers of GetToner terminated as part of the recission of the GetToner acquisition.  Obligations for loans and advances from the officers of GetToner and their families also terminated as part of the recission of the GetToner acquisition.

Two officers of the Company were compensated for their services by the awarding of 750,000 shares of common stock, for which they paid a nominal amount.

The Company makes its headquarters in premises owned by the Company president, which to date has been rent-free.

Note 4.

PRIVATE PLACEMENT OFFERINGS

The Company conducted private placement offerings during April and May 2004.  These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  A total of 560,000 units were sold under the offerings resulting in net proceeds of $140,000.  Each unit consists of one share of common stock and one half warrant to purchase a share of common stock at a price of $.50 per share.  A total of 280,000 warrants were issued.  They expire eighteen months from the date of issuance.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2004

Note 5.

MINERAL DEPOSIT

In July 2002, the Company acquired by agreement patented mining claims located in Nevada at a cost of $3,273.  The Company believes these claims contain valuable gold deposits and plans to exploit them.  Under the terms of the agreement, the Company has certain rights and obligations:  a 2% Net Smelting Royalty will be due to the seller on all metals and materials mined at the property; a one time payment of $250,000 will be due to the seller in cash or marketable securities when Commercial Production has been achieved at the property; and the Company will have a right to purchase the Net Smelting Royalty upon receipt by the Company Board of Directors of a positive Flexibility Study – the purchase price would be $250,000.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2004

Note 6.

STOCK OPTIONS

In December 2003, the Board of Directors approved a stock option plan under which options to purchase 2,000,000 shares of common stock can be issued to key employees and key consultants as determined by the Board of Directors.  Although stockholder approval of the plan is required but has not yet been obtained, the Board of Directors issued options to purchase common stock to five officers of the Company and one consultant.  Each received options to purchase 300,000 shares at a price of $.10 per share.  The options have a term of five years.  One third of the options vested immediately; a second third vests December 23, 2004; and the remaining one third vests December 23, 2005.  Each optionee must be an officer or director on each vesting date or vesting scheduled for that date will not occur.

The fair value of each option grant is estimated on the date of grant using the Black-Shales option pricing model, with the following weighted average assumptions:  dividend yield 0.0%; expected volatility of 66%; risk free interest rate of 4.5%; and expected life of 2.9, 3.4, and 3.9 years.

A summary of the status of the stock option plan as of May 31, 2004, and changes during the year is presented below:

Weighted Average

    Shares

     Exercise Price

Outstanding at beginning of year

       -

           $.10

Granted

1,800,000

           $.10

Exercised

       -

               -

Forfeited

       -

    -

Outstanding at end of year

1,800,000

  .10

Options Exercisable at year end

   600,000

Weighted average fair value of

    options granted during the year

    $.03

The following table summarizes information about stock options outstanding at May 31, 2004.

                   Options Outstanding

   Options Exercisable

  Range

    Number

Weighted Average

Weighted           Number

Weighted           of

Outstanding

       Remaining

 Average

Exercisable

 Average

Exercise

        at

      Contractual

 Exercise

        at

 Exercise

   Prices

    5/31/04

             Life

     Price

     5/31/04

     Price

   $.10

 1,800,000

         4.5 years

    $.10

   600,000

     $.10

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2004

Note7.

RENTALS UNDER OPERATING LEASES

There was no rent expense for the year ended May 31, 2004 (see Note 3).  Rent expense amounted to $6,320 in the year ended May 31, 2003.  All of the operating leases were those of GetToner; these amounts were charged to discontinued operations.

Note 8.

INCOME TAXES

The Company and its former subsidiary have experienced losses each year since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period.  At May 31, 2004, NOL carryforwards were available to the Company as follows:  the Federal amount was $833,902 and the state amount was $796,050.  The potential tax benefit of the  NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.  If not used, the Federal carryforwards will expire as follows:

 Year

 Ended

May 31,

       AIV

1

 $103,552

2

   177,370

1

82,978

2

28,123

3

126,656

4

137,570

5

  81,419

6

  96,234

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

  Current

Non-current

     Total

Deferred Tax Assets

$14,435

  $110,650

$125,085

Realization Allowance

   14,435

     110,650

   125,085

      Balance Recognized

$    -

  $      -

$      -

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2004

Note 9.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash was paid for interest during the years ended May 31, 2004 and 2003, in the amounts of $206 and $33,664, respectively. Of these amounts, $206 and $827, respectively, were paid by the Company; the remaining amounts were charged to discontinued operations. There was no cash paid for income taxes during either year.

The following noncash financing activities occurred:

a.

Shares of common stock were issued for services during the year ended May 31, 2002 in the amount of 5,166,666 shares.  Of these shares, 3,000,000 were issued to two officers of the Company on condition that the officers arrange for the acquisition by the Company of specified quantities of gold resources.  These goals were not met and on October 23, 2003 the Board of directors cancelled the entire 3,000,000 shares.

b.

The GetToner acquisition was recinded effective April 29, 2003.  In connection therewith the Company received 1,751,666 shares of its common stock which is being held as treasury stock.

c.

Shares of common stock were issued for services during the 2003 year in the amount of 750,000 shares.  A nominal amount was received as consideration for these shares.

d.

Options to purchase 1,800,000 shares of common stock were issued during the 2003 year. Of these, 600,000 vested during the year and the $21,273 value of these options was charged to expense.

The following noncash investing activity occurred.

a.

The common stock of Birch Mountain was restored to trading on the Canadian Venture Exchange during 2002 (see Note 9), and its value was added to the balance sheet, producing other comprehensive income of $53,320.  This amount was increased to $60,300 on shares held at May 31, 2003.  It has been reduced to zero at May 31, 2004 because the remaining stock of Birch Mountain was sold during the 2004 year.

F-13-

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2004

Note 10.

OTHER COMPREHENSIVE INCOME

During the year ended May 31, 2000, the Company earned a finders fee consisting of 350,000 shares of the common stock of Birch Mountain Resources, Ltd. (Birch Mountain), a company which is publicly traded on the Canadian Venture Exchange (the Exchange).  An additional 150,000 common shares of Birch Mountain may be earned when it has been determined by Birch Mountain that certain specified conditions have been satisfied.  No assurances can be given that the Company will earn such shares.  The stock of Birch Mountain was suspended at that time from trading by the Exchange and no value was assigned to the stock on the books of the Company.  Trading privileges were subsequently restored and the fair market value of these shares was added to the balance sheet, providing other comprehensive income at May 31, 2002 of $53,320.  This balance increased to $60,300 at May 31, 2003, and was eliminated in the year ended May 31, 2004 when the remaining shares of Birch Mountain were sold.

Note 11.

CONTINGENCY

The Company brought suit during 2003 in New Jersey Superior Court against two former officers and directors of the Company, charging them with fraud and breach of fiduciary duty.  On April 15, 2004, the case was dismissed by the New Jersey court for lack of jurisdiction.  On April 20, 2004, the two officers and directors brought suit in a Nevada court, charging the Company with, among other things, breach of contract.  The Company answered this suit and brought a counterclaim against the two officers and directors.  The Company is unable to predict at this time the outcome of the suit, but does not expect a materially adverse result.

#

SIGNATURES

     In accordance  with Section 12 of the Securities  Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

                                            American International Ventures, Inc.

Date: September 13, 2004   By:     /s/ Jack Wagenti

                                                      Jack Wagenti

                                                      Chief  Financial Officer

                                                       /s James K. Duff

                                                      James K. Duff

                                                      President and

                                                      Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Myron Goldstein

Myron Goldstein                                 Date: September 13, 2004

Chairman/Director

/s/ Arthur de Witt Ackerman

Arthur de Witt Ackerman                    Date: September 13, 2004

Director

Brian Russell                                          Date: September __, 2004

Director

Walter Salvadore                                  Date: September __, 2004

Director

/s/ Jack Wagenti

Jack Wagenti                                         Date: September 13, 2004

Director

Footnotes

#