Form 10QSB/A
period 2004-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2004-11-16
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2004

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

(1) Yes: [X]    No: [ ]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of August 31, 2004: 18,660,210 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheet at August 31, 2004 (unaudited)

         and May 31, 2004 (audited)

  3

      -Consolidated Statements of Operations

       for the quarters ended August 31, 2004 and

       August 31, 2003, and from June 1, 2003 to August 31, 2004

  4

      -Consolidated Statements of Cash Flows for the quarters

       ended August 31, 2004 and August 31, 2003, and

       from June 1, 2003 to August 31, 2004

  5

      -Notes to Financial Statements

  6

Item 2. Management's Discussion and Analysis

  7

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

  8

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  8

Item 2. Changes in Securities

  8

Item 3. Defaults upon Senior Securities

  8

Item 4. Submission of Matters to Vote of Securityholders.

  8

Item 5. Other Information.

  8

Item 6. Exhibits and Reports on Form 8-K.

  8

Signatures

  9

#

Part I

Item 1. Financial Statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

 BALANCE SHEETS

ASSETS

 August 31,

   May 31,

     2004

     2004

(Unaudited)

  (Audited)

Current Assets

Cash

$     39,639

$    118,622

Prepaid expense

            150

             150

Total current assets

       39,789

      118,772

Fixed Assets

Office furniture and equipment

       11,567

        11,567

Less, accumulated depreciation

       11,567

        11,155

Net fixed assets

           -

             402

Other Assets

Mineral rights

         3,273

          3,273

Total other assets

         3,273

          3,273

    TOTAL ASSETS

$     43,062

$    122,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$     12,826

$       2,726

Total current liabilities

       12,826

         2,726

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued

    18,660,210 and 18,660,210 shares,

    respectively

            186

            186

Capital in excess of par value

  1,830,995

  1,827,576

Accumulated deficit

   (738,984)

    (738,984)

Deficit accumulated during exploration stage

   (254,829)

    (161,925)

Common stock held in treasury - 1,751,666

    shares

   (807,132)

    (807,132)

Total stockholders’ deficit

       30,236

     119,721

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     43,062

$   122,447

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

 STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Quarters Ended August 31,

(Unaudited)

 June 1, 2003

       (Date of Inception of

         Exploration Stage)

    2004

    2003        To August 31,2004

Selling and Administrative Expenses

$   93,019

$ 28,027

     $ 315,004

Operating Loss

    (93,019)

  (28,027)

       (315,004)

Other Income and Expense:

Profit on sales of securities

         -

   24,625

          59,965

Interest expense

         -

       -

              (206)

Interest income

          115

       -

               416

Loss Accumulated During Exploration Stage

$  (92,904)

    (3,402)

     $(254,829)

Other Comprehensive Loss:

Unrealized loss on securities held for sale

         -

  (10,615)

Holding loss on securities sold during

    the period

         -

    (3,348)

Reclassification adjustment for gain included in

    net loss

         -

   (24,625)

Total other comprehensive loss

         -

   (38,588)

Total Comprehensive Loss

$  (92,904)

$ (41,990)

Loss Per Share - Basic and Diluted

     $( - )

    $( - )

Weighted Average Number of Shares Outstanding

18,660,210

18,598,544

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Quarters Ended August 31,

(Unaudited)

 June 1, 2003

      (Date of Inception of

         Exploration Stage)

     2004

    2003        To August 31, 2004

Cash Flows From Operations:

    Net loss from operations

$ (92,904)

$   (3,402)

     $(254,829)

    Adjustments to reconcile net loss to net

        cash consumed by operating activities:

Depreciation and amortization

         402

         578

            2,714

Value of capital stock issued for services

        -

        -

          59,925

Value of options issued for services

      3,419

        -

          24,111

Changes in current assets and liabilities:

    (Decrease) increase in accounts payable and

                    accrued liabilities

    10,100

     (2,340)

        (17,682)

Net cash consumed by operating

    activities

   (78,983)

     (5,164)

      (185,761)

Cash Flows From Investing Activities:

        -

        -

             -

Net cash consumed by investing activities

         -

        -

             -

Cash Flows From Financing Activities:

    Proceeds of common stock issuances

         -

        -

       140,075

    Decrease in stockholder advances

         -

        -

             (143)

    Net cash provided by financing activities

         -

        -

       139,932

    Net (decrease) increase in cash

    (78,983)

     (5,164)

        (45,829)

    Cash balance, beginning of period

   118,622

    85,468

         85,468

    Cash balance, end of period

$   39,639

$  80,304

     $  39,639

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2004

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of August 31, 2004 and for the three month periods ended August 31, 2004 and 2003 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the quarter ended August 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2005.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2004.

2.

SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods for either interest or income taxes.

#

Item 2. Management's Discussion and Analysis.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired mining claims located in Nye County, Nevada, known as the “Bruner” claims.  The Company intends to carry out a geological study and exploration work on the Bruner claims in order to ascertain whether the property possesses commercially exploitable quantities of gold and silver. Please refer to the Company’s Annual Report on Form 10-KSB for the period ending May 31, 2004 for a broader description of the Company’s business and its proposed operations on the Bruner Claims.

The Company’s projected capital expenditures for the next 12 months ranges from $230,000 to $360,000 as described below. The Company’s plan of operations for this period consists of: conducting a comprehensive geological study and drill site identification on the Bruner claims, and if warranted, conduct additional drilling operating; staking and acquiring new mining claims; and identifying additional mining properties for acquisition.

The Bruner geological study will consist of a comprehensive review of the existing data including data recently received by the Company compiled by the prior owners of the claims. The review will be conducted by an independent professional geologist in collaboration with the two of the Company’s officers. The purpose of the study is to identify prospective targets for additional drilling. The Company expects that most of these targets will be at depth greater than 300 feet, the purpose of which will be to provide additional information regarding the presence of high grade vein deposits.  The projected cost of the study is less than $10,000.  The Company has budgeted $150,000 for additional drilling, however, the actual amount will vary dependent upon the results of the study.

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

In addition to the capital requirements above, the Company has budgeted $70,000 for corporate overhead, including payment of consulting fees to the Company’s President, with the remainder allocated for legal, accounting, and miscellaneous expenditures. Legal fees include amounts projected for its ongoing litigation with its former officers and directors. In June 2003, the Company entered into an agreement with a consultant, who is now its President, pursuant to which the Company has agreed to pay the officer $1,400 per month. The agreement expires at the end of calendar year 2004. As of August 31, 2004, $12,826 in fees remain unpaid and have been accrued. Other than as indicated above, the Company has no other projected capital expenditures.

If the Company is able to raise part but not all of its projected working capital needs, it intends to prioritize available capital. The Company will pay its overhead requirements on an “as needed” basis. Next, it will devote available capital to the Bruner exploration or its new claims, if acquired, based on exploration potential and comparative risk avoidance.  Available capital remaining will be allocated towards to identification and exploration of other mining claims. The last item of priority will be listing on a Canadian exchange. The Company intends to finance its plan of operations through the private placement of its capital stock or through debt financing. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future.

Risk Factors. See the Company's Annual Report on Form 10-KSB for the period ending May 31, 2004 (“Form 10-KSB”) for additional statements concerning operations and future capital requirements. Certain risks exist with respect to the Company and its business, which risks include: its limited assets, absence of significant operating revenue, and the need for additional capital; lack of established marketing strategy; sale of compatible and remanufactured products; and competition; among other factors. Readers are urged to refer to the section entitled “Cautionary Statements” in the Company’s Form 10-KSB for a broader discussion of such risks and uncertainties.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At August 31, 2004, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

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

Dated: October 28, 2004

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

Chief Financial Officer

#