Form 10QSB
period 2004-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2005-01-14
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2004

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

                                                          incorporation or organization)

6 Glory Lane, Wantage, New Jersey 07461-0326

--------------------------------------------

(Address of principal executive offices)

973-249-6162

-------------------------------------------------

(Registrant's telephone number, including area code)

260 Garibaldi Avenue, Lodi, New Jersey 07644

----------------------------------------------------

(Former address, if changed from last report)

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

(1) Yes: [X]    No: [ ]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of January 1, 2005 is 18,660,210 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      -Consolidated Balance Sheet at November 30, 2004 (unaudited)

         and May 31, 2004 (audited)

F-1

      -Consolidated Statements of Operations

       for the quarters ended November 30, 2004 and

       November 30, 2003, and from June 1, 2003 to November 30, 2004

F-2

      -Consolidated Statements of Cash Flows for the quarters

       ended November 30, 2004 and November 30, 2003, and

       from June 1, 2003 to November 30, 2004

F-3

      -Notes to Financial Statements

F-4

Item 2. Management's Discussion and Analysis

F-5

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

F-6

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

F-8

Item 2. Changes in Securities

F-8

Item 3. Defaults upon Senior Securities

F-8

Item 4. Submission of Matters to Vote of Securityholders.

F-8

Item 5. Other Information.

F-8

Item 6. Exhibits and Reports on Form 8-K.

F-8

Signatures

F-9

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

ASSETS

November 30, 2004

May 31, 2004

      (Unaudited)

    (Audited)

Current Assets

Cash

$      38,117

$     118,622

Prepaid expense

             150

              150

Total current assets

        38,267

       118,772

Fixed Assets

Office furniture and equipment

        11,567

         11,567

Less, accumulated depreciation

        11,567

         11,155

Net fixed assets

            -

              402

Other Assets

Mineral rights

          8,671

           3,273

Total other assets

          8,671

           3,273

    TOTAL ASSETS

$      46,938

$     122,447

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$       15,801

$        2,726

Total current liabilities

         15,801

          2,726

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued 19,260,710

    and 18,660,210 shares, respectively

              192

186

Capital in excess of par value

    1,876,445

   1,827,576

Accumulated deficit

      (738,984)

     (738,984)

Deficit accumulated during exploration stage

      (299,384)

     (161,925)

Common stock held in treasury - 1,751,666

    shares, at cost

      (807,132)

     (807,132)

Total stockholders’ deficit

          31,137

      119,721

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$       46,938

$    122,447

The accompanying notes are an integral part of these financial statements.

F-1

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

             June 1, 2003

      (Date of Inception of

Six Month Periods

         Exploration Stage)

Ended November 30,

       To

    2004

    2003        November 30, 2004

Revenue

$       -

$       -

$       -

Operating Expenses (A)

   137,645

     45,897

   359,630

Operating loss

  (137,645)

    (45,897)

  (359,630)

Other Income and Expense:

Interest income

          186

            45

          487

Interest expense

         -

           (80)

         (206)

Profit on sales of securities

         -

      36,866

     59,965

Loss from Continuing Operations

  (137,459)

      (9,066)

$(299,384)

Other Comprehensive Loss:

Unrealized gain on securities held for sale

         -

       (1,365)

Holding loss on securities sold

    during the period

         -

       (1,569)

Reclassification adjustment for gain

    included in net loss

     (36,866)

Total other comprehensive loss

         -

     (39,800)

Total Comprehensive Loss

$(137,459)

$   (48,866)

Loss Per Share:

Basic and Diluted

    $(.01)

    $   -

Weighted Average Number of Shares Outstanding

   18,888,295

   17,981,877

(A)

Includes the following expenses:

    Geological fees and drilling cost

$   61,828

$     8,591

    Professional fees

     46,296

     29,213

The accompanying notes are an integral part of these financial statements.

F-2

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

AND DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE

(Unaudited)

             June 1, 2003

        (Date of Inception

Three Month Periods

      of Exploration Stage)

Ended November 30,

                    To

    2004

    2003        November 30, 2004

Revenue

$       -

$       -

     $       -

Operating Expenses (A)

     44,626

     17,870

        359,630

Operating loss

    (44,626)

    (17,870)

       (359,630)

Other Income and Expense:

Interest income

            71

            45

    487

Interest expense

         -

           (80)                     (206)

Gain on sales of securities

         -

     12,241

           59,965

Loss Accumulated During Exploration Stage

$  (44,555)

$    (5,664)

      $(299,384)

Other Comprehensive Income (Loss):

Unrealized gain on securities held for sale

         -

         9,250

Holding gain on securities sold

    during the period

         -

         1,779

Reclassification adjustment for gain

    included in net loss

         -

     (12,241)

Total other comprehensive loss

         -

      (1,212)

Total Comprehensive Loss

$  (44,555)

$    (6,876)

Loss Per Share:

Basic and Diluted

    $  -

     $  -

Weighted average number of shares outstanding

   19,118,886

   17,365,211

(A)

Includes the following expenses:

    Geological fees and drilling cost

$     9,204

$     2,234

    Professional fees

     28,020

     12,115

The accompanying notes are an integral part of these financial statements.

F-3

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

                  June 1, 2003

(Date of Inception of

Six Month Periods

   Exploration Stage)

Ended November 30,

               To

     2004

2003       November 30, 2004

Cash Flows From Operations:

Net loss from continuing operations

$(137,459)   $  (9,066)

$(299,384)

Adjustments to reconcile net loss to net cash

     consumed by operating activities:

        Depreciation and amortization

          402

  1,156

       2,714

        Value of capital stock issued for services

         -

    -

     59,925

        Value of options issued for services

       6,840

    -

     27,532

        Changes in current assets and liabilities:

Increase (decrease) in accounts payable and

    accrued expenses

     13,075

 (4,034)

     (14,707)

Net cash consumed by operating activities

  (117,142)     (11,944)

  (223,920)

Cash Flows From Investing Activities:

Investment in mining claims

       (5,398)          -

                  (5,398)

Net cash consumed by investing activities

      (5,398)           -

       (5,398)

Cash Flows From Financing Activities:

Proceeds of common stock issuances

     42,035

    -

   182,110

Decrease in stockholder advances

         -

         (143)

      Net cash provided by financing activities

     42,035

    -

   181,967

         -

    Net increase (decrease) in cash

    (80,505)      (11,944)

    (47,351)

Cash balance, beginning of period

   118,622         85,468

     85,468

Cash balance, end of period

$   38,117   $    73,524

$   38,117

The accompanying notes are an integral part of these financial statements.

F-4

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2004

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of November 30, 2004 and for the three and six month periods ended November 30, 2004 and 2003, have been prepared in accordance accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the six months ended November 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2005.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Similarly, there was no interest paid for the 2004 period, whereas $80 was paid for the 2003 period.

F-5

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

In addition to the capital requirements above, the Company has budgeted $70,000 for corporate overhead, including payment of consulting fees to the Company’s President, with the remainder allocated for legal, accounting, and miscellaneous expenditures. Legal fees include amounts projected for its ongoing litigation with its former officers and directors. In June 2003, the Company entered into an agreement with a consultant, who is now its President, pursuant to which the Company has agreed to pay the officer $1,400 per month. The agreement expires at the end of calendar year 2004. As of November 30, 2004, $12,826 in fees remain unpaid and have been accrued. Other than as indicated above, the Company has no other projected capital expenditures.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

At November 30, 2004, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

PART II

Item 1.   Legal Proceedings.

On November 24, 2004, as reported by the Company in its press release dated December 21, 2004 and its related Form 8-K filing, on December 23, 2004, and in connection with its ongoing litigation against its former officers and director, the Second Judicial District Court of the State of Nevada for Washoe County, Nevada entered a Court Order ruling that the two previous officers of the Company ("the Plaintiffs") have no ownership interests or claims to possession of the Company's Bruner property located in Nye County, Nevada. In so ruling, the Court expunged a lis pendens which had been filed against the Bruner property by the Plaintiffs. The Court Order, which was entered, ruled that the Bruner Property was sold directly by the prior owners to the Company, and that the Plaintiffs did not acquire an option or interest in the Bruner Property, and have no interest in the property. The Plaintiffs in the action have appealed the Court Order.

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

Dated: January 14, 2005

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

Chief Financial Officer