Form 10QSB
period 2005-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2005-04-21
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 28, 2005

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

973-875-3005

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

(1) Yes: [X]    No: [ ]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of April 1, 2005 is 18,660,210 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at February 28, 2005 (unaudited)

         and May 31, 2004 (audited)

3

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended February 28, 2005 and

       February 28, 2004, and from June 1, 2003 to February 28, 2005

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the nine month periods ended February 28, 2005 and

       February 28, 2004, and from June 1, 2003 to February 28, 2005

5

      - Statements of Cash Flows for the nine moth periods

       ended February 29, 2005 and February 28, 2004, and

       from June 1, 2003 to February 28, 2005

6

      -Notes to Financial Statements

7

Item 2. Management's Discussion and Analysis

8

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

9

Item 2. Changes in Securities

9

Item 3. Defaults upon Senior Securities

10

Item 4. Submission of Matters to Vote of Securityholders.

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

                        ASSETS

February 28, 2004

May 31, 2004

      (Unaudited)

    (Audited)

Current Assets

Cash

$      65,504

$     118,622

Prepaid expense

             150

              150

Total current assets

        65,654

       118,772

Fixed Assets

Office furniture and equipment

        11,567

         11,567

Less, accumulated depreciation

        11,567

         11,165

Net fixed assets

            -

              402

Other Assets

Mineral rights

          8,671

           3,273

Total other assets

          8,671

           3,273

    TOTAL ASSETS

$      74,325

$     122,447

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses

$       26,846

$        2,726

Total current liabilities

         26,846

          2,726

Stockholders’ Equity

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued  19,896,710

    and 18,660,210 shares respectively

              198

186

Capital in excess of par value

    1,924,379

   1,827,576

Accumulated deficit

     (738,984)

     (738,984)

Deficit Accumulated During Development Stage

     (330,982)

     (161,925)

Common stock held in treasury - 1,751,666

    shares, at cost

     (807,132)

     (807,132)

Total stockholders’ equity

         47,479

      119,721

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ EQUITY

$       74,325

$    122,447

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING EXPLORATION STAGE

For the Three Month Periods Ended February 28,

(Unaudited)

        June 1, 2003 to

    2005

    2004      February 28, 2005

Revenue

$       -

$      -

$      -

Administrative Expenses

     31,650(A)

     31,165(A)

   391,280

Operating loss

    (31,650)

    (31,165)

  (391,280)

Other Income and Expense

Interest income

            52

          131

          539

Interest expense

         -

         (126)

         (206)

Gain on sales of securities

         -

      23,099

     59,965

Loss accumulated during exploration stage

    (31,598)

      (8,061)

  (330,982)

Other Comprehensive Loss:

Holding gain on securities sold

    during the period

         -

       2,799

Reclassification adjustment for gain

    included in net loss

         -

    (23,099)

Total other comprehensive loss

          -

     (20,300)

Total Comprehensive Loss

$(31,598)

$(28,361)

Loss Per Share:

Basic and Diluted

    $  -

    $   -

Weighted Average Number of Shares Outstanding

   19,405,677

   15,598,544

(A)  Includes the following expenses:

Geological fees and drilling cost

$  1,000

$  7,824

Professional fees

  15,057

  10,014

Officer compensation

    3,480

      -

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

EXPLORATION STAGE

For the Nine Month Periods Ended February 28,

(Unaudited)

June 1, 2003

(Date of Inception of         Exploration Stage) to

    2005

    2004       February 28, 2005

Revenue

$      -

$      -

$      -

Administrative Expenses

   169,295(A)

     77,062(A)

   391,280

Operating loss

  (169,295)

    (77,062)

  (391,280)

Other Income and Expense

Interest income

          238

          176

          539

Interest expense

         -

         (206)

         (206)

Gain on sales of securities

         -

     59,965

     59,965

Loss accumulated during exploration stage

  (169,057)

    (17,127)

$(330,092)

Other Comprehensive Income:

Holding gain on securities sold

    during the period

          -

         (335)

Reclassification adjustment for gain

    included in net loss

          -

    (59,965)

Total other comprehensive income (loss)

         -

    (60,300)

Total Comprehensive Loss

$(169,057)

$  (77,427)

Loss Per Share:

Basic and Diluted

    $(.01)

   $  -

Weighted average number of shares outstanding

   19,059,226

   17,184,610

(A)

Includes the following expenses:

Geological fees and drilling cost

$   62,828

$   16,415

Professional fees

     61,352

     39,222

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended February 28,

(Unaudited)

      June 1, 2003

(Date of Inception of Exploration Stage) to

     2005

2004      February 28, 2005

Cash Flows From Operations:

    Net loss from continuing operations

$(169,057)    $ (17,127)

$(330,982)

    Adjustments to reconcile net loss to net cash

         consumed by operating activities:

Depreciation

          402           1,734

       2,714

Value of options granted for services

     10,260

     -

         -

    Changes in current assets and liabilities:

Increase (decrease) in accounts payable and

        accrued liabilities

     24,120

(19,726)

      30,952

Value of stock issued for services

         -

     -

      59,925

  Discontinued operations

         -

     -

      (3,662)

Net cash consumed by operating activities

  (134,275)       (35,119)

  (241,053)

Cash Flows From Investing Activities:

    Investment in mineral rights

      (5,398)

     -

      (5,398)

Net cash consumed by investing activities

      (5,398)            -

      (5,398)

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

     86,555

      -

   226,630

    Decrease in stockholder advances

         -

      -

         (143)

Net cash provided by financing activities

     86,555

      -

   226,487

    Net increase (decrease) in cash

    (53,118)

 (35,119)

    (19,964)

    Cash balance, beginning of period

   118,622

  85,468

     85,468

    Cash balance, end of period

$   65,504    $    50,349

$   65,504

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2005

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. and its subsidiary ("the Company") as of February 28, 2005 and for the three and nine month periods ended February 28, 2005 and February 29, 2004, have been prepared in accordance accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the nine months ended February 29, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2005.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for income taxes during either of the periods presented.  Similarly, there was no payment for interest during the 2005 period; during the 2004 period, interest payments totaled $206.

#

Item 2. Management's Discussion and Analysis.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired patented and unpatented mining claims located in Nye County, Nevada, known as the “Bruner” claims. In December 2004, the Company entered into an option agreement to acquire 10 unpatented mining claims in Lemhi County, Idaho comprising approximately 200 acres.  The Company intends to carry out a geological study and exploration work on its properties in order to ascertain whether the properties possess commercially exploitable quantities of gold and silver. Please refer to the Company’s Annual Report on Form 10-KSB for the period ending May 31, 2004 for a broader description of the Company’s business and its proposed operations on the Bruner claims. Under the option agreement for the Idaho claims, the Company is required to pay the current owner the sum of $30,000 in staged payments over a four year period and incur exploration expenditures in the aggregate of $200,000 during the same period.  Upon meeting the requirements, the Company may elect to acquire the current owner's rights to the mining claims, subject to paying the current owner a two percent net smelter return royalty with advance annual royalty payments of $20,000 commencing on December 1, 2009. The Company may purchase one half of the net smelter return royalty by paying the current owner prior to December 1, 2009 the sum of $250,000 less any royalty payments made by the Company. If so acquired by the Company, it also may purchase half of the remaining net smelter return royalty by paying the current owner the sum of $250,000 at any time.

The Company’s projected capital expenditures for the next 12 months approximates $410,000 as described below. The Company’s plan of operations for this period consists of: conducting additional geological studies on its properties; identifying other mining properties for acquisition; and subject to obtaining additional financing conduct additional drilling on deep targets at the Bruner claims.

During the most recent quarter, an independent registered professional geological consultant to Company completed a  comprehensive review of the existing data for the Bruner claims including data recently received by the Company compiled by the prior owners of the claims. The purpose of the study was to identify prospective targets for additional drilling.  The consultant concluded that the geological character of the Bruner property and the exploration concepts generated by this review warrant additional exploration, and proposed a two-phased exploration program for the Bruner property.  The first part of phase one will consist of collecting additional samples and defining targets for exploratory drill holes. The estimated cost for these endeavors is $36,714.  The second part of phase one will consist of permitting and drilling ten 1,200-foot deep reverse circulation holes at an estimated cost of $232,635. If the phase one drill program proves successful in identifying vein mineralization, phase two will consist of drilling twenty 1,200-foot deep holes to test the vein mineralization found in the phase one program.  The estimated cost for phase two is $660,420. At this time, the Company believes that it would consider a joint venture with a n industry partner to complete the phase two drilling program and to further develop the Bruner property. The Company also has developed a  preliminary exploration program for the Idaho mining claims consisting of conducting limited on site soil and rock sampling and ground geophysics in order to define targets for exploratory drill holes. The projected cost of these endeavors is $20,000. In addition, in order to maintain its option on the Idaho claims, it will be required to make a payments to the current holder of $7,500 during the 12 month period. The Company’s ability to complete its planned exploration work as described above is subject to the Company obtaining financing for these endeavors..

The Company presently is evaluating the acquisition of certain other exploration properties with identified mineralized material and drilling targets.  However, the Company cannot predict if it will be successful in acquiring these targets or exactly what level of expenditures will be required.

In addition to the capital requirements above, the Company has budgeted $70,000 for the current fiscal year for corporate overhead, including payment of consulting fees to the Company’s President, with the remainder allocated for legal, accounting, and miscellaneous expenditures. Legal fees include amounts projected for its ongoing litigation with its former officers and directors. In June 2003, the Company entered into an agreement with a consultant, who is now its President, pursuant to which the Company has agreed to pay the officer $1,400 per month. The agreement expires at the end of calendar year 2004. As of February 28, 2005, $23,540 in fees remains unpaid and has been accrued. Other than as indicated above, the Company has no other projected capital expenditures.

If the Company is able to raise part but not all of its projected working capital needs, it intends to prioritize available capital. The Company will pay its overhead requirements on an “as needed” basis. Next, it will devote available capital to the Bruner exploration and maintaining its rights to the Idaho claims under the option agreement, based on exploration potential and comparative risk avoidance.  Available capital remaining will be allocated towards to identification and exploration of other mining claims.  The Company intends to finance its plan of operations through the private placement of its capital stock or through debt financing. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future.

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

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2004. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during our most recent quarter.

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended February 28, 2005, the Company sold raised $79,555 in the private placement of its common stock and issued 1,136,500 shares of common stock. Of the total amount, directors of the Company and an affiliate of one director paid $49,525 and acquired 707,500 shares of common stock of the Company. The private placements were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an “accredited investor” as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

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

Dated: April 21, 2005

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti

Jack Wagenti

Chief Financial Officer

#