Form 10KSB
period 2005-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2005-09-13
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2005

Commission File Number 0-30368

American International Ventures, Inc.

Delaware                                       22-3489463

-------------------------------             ------------------------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)

                           incorporation or organization)

6 Glory Lane, Sussex, New Jersey 07461-0326

-----------------------------------------------

(Address of principal executive offices)

973 875-3005

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

As of September 8, 2005, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $2,530,098. This calculation is based upon the average of the bid price of $0.15 and asked price of $0.16 of the common stock on September 8, 2005.

The number of shares outstanding of the registrant's class of common stock on September 8, 2005 was 19,896,710 shares.

Disclosure Regarding Cautionary Statements.

Cautionary Statements.

Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND NEED FOR ADDITIONAL CAPITAL. As of May 31, 2005, the Company audited financial statements reflect total assets of $72,319, total current liabilities of $44,955, working capital of $18,694, and a loss from  operations for the 12 month period then ended of $192,252.  Accordingly, certain risks exist with respect to the Company and it ability to effect its plan of operations of conducting additional exploratory work on its existing mining property, or acquiring additional mining properties.

INDUSTRY RISKS. During the second quarter of fiscal 2002, the Company shifted its business focus to acquiring prospective mineral properties, principally gold and silver properties. This industry is historically capital intensive and of high risk. The Company’s ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to identify and acquire prospective mineral properties, and to conduct limited exploration so as to prove up or enhance the potential reserves of such properties.  The ability to discover such reserves are subject to numerous factors, most of which are beyond the Company’s control and are not predictable. Exploration for gold involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

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

In addition, the commercial viability of a mineral deposit is dependent on a number of these factors including:

•

The price of gold,

•

The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use,  and environmental protection issues.

The effect of these factors cannot be accurately predicted, and the occurrence of any one or more factors could have a material adverse impact on the Company and its proposed operations.

ADDITIONAL GEOLOGICAL WORK REQUIRED FOR ITS MINING PROPERTIES. The Company owns mining rights to two properties. The Bruner property is located in Nye County Nevada, and the Sage Creek property is located Lemhi County, Idaho. The Company has completed  an initial phase of exploratory work on the property consisting of sampling surface and underground exposures of mineralized zones and including five diamond core drill holes  After evaluating the results of the initial phase of exploration and the historical data, the Company has concluded the shallow, open pittable potential has been effectively tested and appears non-commercial at current gold prices, unless the Company develops new theories for the emplacement of mineralization. While the Company believes that the potential for gold mineralization exists at deeper depths, the Company can not predict whether the results of any future geological work, if any, performed on the Bruner property will be sufficient to conclude that economic deposits exist on such claims, and whether such reserves, if any, are recoverable.

NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has a present need for additional capital in order to fulfill its plan of operations for the near term of conducting the follow-up phase of exploratory work on the Bruner property, and initial exploration work on the Sage Creek property along with its other working capital needs. In addition, the Company may require additional capital to acquire additional properties, and/or conduct exploratory work on existing and newly acquired properties. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of  additional shares of Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to shareholders.

UNPREDICTABLE GOLD PRICES. Gold exploration and production involves numerous natural risks that may not be overcome by knowledge and experience. In particular, even if the Company is successful in identifying gold deposits, for which no assurances can be given, the commercialization will be dependent upon the existing market price for gold, among other factors. The market price of gold historically has been unpredictable, and subject to wide fluctuations. The decline in the price of gold could render a discovered property uneconomic for unpredictable periods of time.

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

In March 2001, the Company acquired all the issued and outstanding capital stock of TLM Industries, Inc. TLM thereafter merged with its wholly owned subsidiary, GetToner.com, Inc. ("GetToner"), pursuant to which GetToner was the surviving entity. GetToner became a wholly owned subsidiary of the Company, and GetToner was engaged in the business of selling office supply products, principally disposable imaging products such as laser toner, inkjet, and fax ribbon cartridges for computer printers, fax machines and copiers. On April 29, 2003, the Company and the former principals of GetToner entered into an agreement pursuant to which the two former principals of GetToner returned 1,751,666 shares of the Company’s common stock which was previously issued to them in connection with the GetToner transaction, and the Company returned to those two parties all of the capital stock of GetToner. As a result of the transaction, the Company divested itself of GetToner and its operations (See “Item 12. Certain Relationships and Related Transactions”).

In the second calendar quarter of 2002, the Company undertook to restructure its management and redirect its efforts towards the mining industry by seeking to acquire mining properties in the United States that were sub-economic, but prospective, gold and silver properties. This decision was based in part upon the belief by management that precious metal prices would rise in the future, which would therefore cause a concomitant rise in the value of acquired properties. To that end, the Company effected management changes in April and May 2002. The management changes were intended to strengthen the Company’s management experience in the mining industry. Although the Company appointed Robert G. Carrington and Samuel G. Nunnemaker, both industry professionals, as the Company’s new directors and new Chairman and President in April 2002, it removed both parties as officers of the Company on May 6, 2003, and on December 15, 2003, a majority of shareholders of the Company voted to remove Messrs. Carrington and Nunnemaker as directors of the Company (See “Item 12 Certain Relationships and Related Transactions”). The Company then elected Myron Goldstein, an experienced mining executive, to its Board of Directors of the Company on March 25, 2003 and appointed him Chairman on May 6, 2003.  Subsequently on April 10, 2004, the Board of Directors appointed James K. Duff, another experienced mining executive, to the position of President and Chief Executive Officer. On September 6, 2005, Mr. Duff resigned in his officer capacities, and Mr. Goldstein has been appointed by the Company’s Board to as the Company’s new Principal Executive Officer.

BUSINESS OF COMPANY.

General.

The Company’s plan of operations for the foreseeable future is to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic but prospective mineral properties in the United States, principally gold properties. These properties likely have had prior mineral exploration work or actual mining activities conducted on site.  Once a property has been identified and/or acquired, the Company intends re-evaluate the property based on the experience of its management and consultants, and will seek to enhance the value of the property by performing a certain exploratory work on the property. The exploratory work may consist of on site geological mapping, field testing, and the drilling of exploratory holes. At this time, the Company does not intend to engage in actual mineral extraction operations. However, if the Company is successful in enhancing property values through additional exploratory work, it may consider a number of options, including selling the property to interested mining companies. The Company can not predict whether it will be successful in these endeavors.

Bruner Property - Nye County, Nevada.

During July 2002, the Company acquired certain patented and unpatented mining claims known as the Bruner property located in Nye County, Nevada from Orcana Resources, Inc. and Miramar Gold Corporation (collectively “Orcana”). Under the terms of acquisition, the Company is required to maintain the property in good standing under state mining regulations for at least one full assessment year and pay Orcana a two percent net smelter royalty on all metals and materials mined or produced from the property. The Company maintains the right to purchase the net smelter royalty from Orcana for the sum of $250,000 payable in cash and/or marketable securities of the Company. In addition, upon achieving commercial production on the Bruner property, the Company is obligated to pay Orcana $250,000 within 120 days of achieving such commercial production. The payment may be in the form of cash and/or marketable securities of the Company.

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

Past production in the Bruner district has been estimated at approximately 55,587 ounces of gold contained in 99,625 tons of ore at a recovered grade of 0.562 oz/ton gold.  Most of the production occurred from 1920 to 1942 from high grade gold/silver vein deposits from the Paymaster, Penelas, Phonolite, and Duluth mines.  These mines are located on or near the Company’s Bruner property. In addition, several large-scale, volcanic-hosted, low grade deposits are located in the general vicinity, including Rawhide (1.4 million ounces gold total production, currently in reclamation), Round Mountain (720,000 ounces gold current annual production with over 9 million ounces produced through 2003), and Paradise Peak (1.5 million ounces gold) properties. These properties have been mined through an open pit, bulk mining method. Despite these past production amounts from the Bruner property and from mines in the general vicinity, the Company can not predict whether commercially exploitable mineral deposits or reserves exist on the Bruner property until appropriate exploratory work is done and an economic evaluation based on such work concludes economic feasibility.

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

Past Exploration and the Company’s Recent Exploration Activities On Bruner.

During the past 25 years, several companies have conducted significant exploration in the Bruner district, which includes the Company’s existing claims, for volcanic-hosted, bulk-tonnage precious metal mineralization.  The work completed includes geological mapping and sampling, about 1,000 soil geochemistry samples, several hundred rock chip samples from outcrops and underground workings, helicopter-airborne and ground geophysics, and approximately 147 drill holes totaling 65,185 feet. Gold mineralization has been detected in many of the drill holes. Most of the drill holes are reverse circulation holes.  The Company estimates that approximately $1.5 to $2 million has been spent on exploration in the area since 1979. A significant portion of the geological data resulting from this exploration work has been in the possession of former offers and directors of the Company who had withheld the data from the Company. This information along with other allegations is the subject of a pending litigation involving these former officers and directors. The mining data was returned to the Company pursuant to a court order  (See “Item 3 - Legal Proceeding”).

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

Several preliminary estimates have been made in the past of the mineralized material that may be present on the Bruner property.  The most recent and comprehensive estimate was evidenced in a comprehensive report prepared by a professional mining consultant to a major mining company that previously owned the claims.  The consultant in his report estimated that the Duluth target on the Company's Bruner property contains approximately 15 million tons of “mineralized material”1

 “Mineralized material” is gold bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

 with a grade of 0.026 oz Au/ton, based on data from 37 reverse circulation drill holes and assuming a cutoff grade of 0.010 oz Au/ton and a rock density of 12 ft3/ton. The consultant concluded that there are several other targets areas on the Bruner property that have excellent potential for the delineation of additional mineralized material.  The Company received the geological data from its former officers and directors and has reviewed this historic data.  The Company did not sufficiently analyze these data to corroborate the estimations of “mineralized material” reported by the consultant.  Without additional geological, engineering and economic studies, along with additional drilling, the Company can not predict whether commercial mineralization may exist on the property.

During May and June of 2004, the Company conducted a limited diamond drill program in the Duluth area of the Bruner claims designed to follow up reverse air circulation drilling previously conducted on the property in the 1980's. During this period, the Company also performed surface geological mapping, and sampling in the area. The Company drilled five holes for a total of 767 linear feet. The cost of the program was approximately $68,000. The Company’s results were similar to previous drilling results on the property. Gold values greater than 0.02 oz/ton were detected in all of the five holes that were drilled.  Hole 181 contained a 14.3 foot interval that ran 0.079 oz Au/ton including a three foot interval that ran 0.257 oz Au/ton, hole 182 contained a 20.3 foot interval that ran 0.061 oz Au/ton, and hole 184 contained a 28.0 foot interval that ran 0.078 oz Au/ton including a 5.5 foot interval that ran 0.335 oz Au/ton. Management and its consulting geologists evaluated the results of its recent exploration program, and concluded the shallow, open pittable potential has been effectively tested and appears non-commercial at current gold prices, unless the Company develops new theories for the emplacement of mineralization.   It is anticipated that any future exploration drilling on the property will be focused at deeper targets and therefore, relatively expensive and most likely, beyond the financial resources of the Company.  Management is considering finding a joint venture partner to share in the expenses of such a program.

Additional Exploration Potential.

All of the recent exploration efforts on the Bruner claims have focused on finding bulk mineable deposits like those found at Round Mountain, Paradise Peak and Rawhide open pit mines.  Past exploration on the Bruner property has identified several areas where significant volumes of bulk mineable gold mineralization may occur at depths of less than 300 feet, which therefore could be amenable to open pit mining methods.

The potential for high-grade vein targets on the Bruner property, especially at depths greater than the low grade mineralization which has been explored to date, remains largely untested.  Previous exploration drilling encountered several vein intercepts assaying greater than 0.5 oz/ton Au, and surface sampling also yielded assay results of greater than 0.5 oz/ton Au. Preliminary evaluation of the Company’s recent diamond drilling results and surface geological work suggests the possibility of mineralization at deeper depths, which may be similar to the Midas (also known as the Ken Snyder) mine located approximately 90 miles of Carlin, Nevada. The Midas/Ken Snyder mine was discovered in the mid-1990's and production commenced in January 1999 at an annual rate of about 200,000 ounces of gold per year.  Reserves on December 31, 2003 were 3,400,000 tons at a grade of 0.58 ounces of gold per ton containing 1,950,000 ounces of gold, with a similar amount of mineralized material.

As described above, the Company has not determined the cost or the scope of the next exploration phase. The Company will consider an exploration program aimed at the deeper targets as part of the next exploration phase. Also as described, future exploration on the Bruner claims will be subject to Board approval and the availability of funds necessary to complete the project. Due to the higher costs of the deeper exploratory drill holes and the Company’s limited working capital, the Company currently does not have sufficient funds to adequately test the deeper zones. Thus, the Company is seeking to partner with another mining company to complete the deeper drilling or seek other alternatives such as the sale of the mining rights. As of the date of this filing, the Company is negotiating with a mining company the terms of an agreement wherein the mining company would conduct exploration activities of the deeper zones on the Bruner property, however, a formal agreement has not been entered into by the parties. The Company can not predict whether it will be successful in reaching a formal agreement with such entity.

Sage Creek Property – Lemhi County, Idaho.

In December 2004, the Company entered into an option agreement to acquire 10 unpatented mining claims in Lemhi County, Idaho comprising approximately 200 acres. Following the option agreement, the Company has staked an additional 10 unpatented claims, contiguous to the initial claims, also  comprising approximately 200 acres.

The property is adjacent to the Ulysses mine, which in the early part of the twentieth century produced 90,000 tons of ore averaging 0.33 ounce per ton containing 30,000 ounces of gold in the early part of the.  The mineralization at the Ulysses mine was reported to occur as a tabular lode, which is currently interpreted to be a Proterozic (Precambrian) age, stratiform, oxide-phase banded iron formation ("BIF").  This occurrence is genetically and geologically similar to the well-known copper-cobalt deposits at the Blackbird mining district located about 30 miles to the south.  However, in contrast to the Blackbird deposits, the mineralization at Sage Creek appears to be low in base metals and high in gold values.  There are very few outcrops exposed on the property, but the mineralized horizon is believed to occur close to surface.  The Company recently collected the reconnaissance samples from rocks found at the surface which range from a low of 0.017 oz of gold per ton to a high of 0.732 oz of gold per ton.   All of the samples reported above were collected by the Company, and the values are consistent with previous sampling completed on the property. The samples, which typically consisted of five to seven pounds of rock material collected on the surface, were analyzed by an independent third party laboratory using fire assays with a gravimetric finish for gold.  The samples are preliminary and strictly of a reconnaissance nature.  Therefore these samples do not represent a quantitative measurement of the gold content of the mineralized horizon, nor should the results be interpreted to indicate that gold mineralization is present in  a quantity and grade that would represent an economically viable ore deposit.  Substantial additional geological and engineering work would have to be completed to confirm the presence of proven  reserves that meet SEC standards, and no assurance can be given that any such reserves will eventually be defined.

The Company plans to conduct a ground-based magnetic survey over the area as soon as possible, and the ground magnetic survey will be followed up by trenching in order to define drilling targets.  Trenching and drilling will be subject to obtaining permits from the U.S. Forest Service. In order for the Company to conduct the described activities on the Sage Creek property, the Company will be required to raise additional funds. The Company can not predict whether it will be successful in raising such additional funds.

Item 2. Description of Property.

The Company’s business office is located at 6 Glory Lane, Sussex, New Jersey 07461-0326, and is provided by the Company’s Chief Financial Officer on a rent-free basis under an oral arrangement between the parties.  The Company believes that this office space will sufficient to support its needs for the next 12 months.

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

In December 2004, the Company entered into an option agreement to acquire 10 unpatented mining claims in Lemhi County, Idaho comprising approximately 200 acres.  Following the option agreement, the Company has staked an additional 10 unpatented claims, contiguous to the initial claims, also  comprising approximately 200 acres. Under the option agreement for the Idaho claims, the Company is required to pay the current owner the sum of $30,000 in staged payments over a four year period and incur exploration expenditures in the aggregate of $200,000 during the same period.  Upon meeting the requirements, the Company may elect to acquire the current owner's rights to the mining claims, subject to paying the current owner a two percent net smelter return royalty with advance annual royalty payments of $20,000 commencing on December 1, 2009. The Company may purchase one half of the net smelter return royalty by paying the current owner prior to December 1, 2009 the sum of $250,000 less any royalty payments made by the Company. If so acquired by the Company, it also may purchase half of the remaining net smelter return royalty by paying the current owner the sum of $250,000 at any time.

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

On April 20, 2004 Mr. Carrington and Mr. Nunnemaker filed a complaint against the Company in the Nevada Second District Court in Washoe County, Nevada asserting breach of contract and contending that the company fraudulently caused them to enter into certain agreements with the Company.   The Company considers the complaint without merit, and intends to vigorously defend its position. The Company has filed an answer denying the plaintiffs’ claims, and also  filed a counterclaim against the plaintiffs.  The Company's counterclaim alleges that, among other things, the defendants breached the conditions of their engagement agreement with the Company, they wrongfully maintained possession of geological data pertaining to the Bruner property, they fraudulently obtained certain mining properties for their own benefit and unjustly enriched themselves while serving as officers and directors of the Company in violation of their fiduciary duty to the Company, and they withheld or misrepresented material facts and information from the Board of Directors.  On August 19, 2004, the plaintiffs filed a notice of lis pendens on the Bruner property, contenting that they maintained certain rights to the Bruner property. The Company disputed plaintiff’s claims and requested a hearing on the matter. In November 2004, the court ruled in favor of the Company and dismissed the lis pendens, stating that the Company is the”…owner of the Bruner Property and entitled to possession of the Bruner Property  free from interference by the Plaintiffs…” A trial on the merits is set for June 12, 2006.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information:

The table below sets forth the high and low bid prices of the common stock of the Company as reported by OTC Bulletin Board and the Pink Sheet market for the fiscal years indicated. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is traded  on the over the counter Bulletin Board and Pink Sheets under the symbol “AIVN.” From January 2000 to November 2001, the Company’s common stock was listed on the OTC Bulletin Board. From November 2001 to the June 17, 2004, the Company’s common stock was listed on the Pink Sheet market. On June 17, 2004, the Company’s shares resumed trading on the OTC Bulletin Board. There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

2004

Low Bid

High Bid

1st Quarter

$0.11

$0.25

2nd Quarter

$0.03

$0.10

3rd Quarter

$0.05

$0.15

4th Quarter

$0.05

$0.28

2005

Low Bid

High Bid

1st Quarter

$0.12

$0.26

2nd Quarter

$0.09

$0.11

3rd Quarter

$0.10

$0.15

4th Quarter

$0.13

$0.15

2006

Low Bid

High Bid

1st Quarter

$0.095

$0.12

As of September 8, 2005, there are 329 shareholders of record of the Company's common stock.  Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any cash dividends since its inception and does not anticipate paying such dividends in the future.

Recent Sales of Unregistered Securities.

During the quarter ended February 28, 2005, the Company sold 1,236,500 shares of its common stock in private placements, resulting in gross proceeds of $86,555. Of the total amount, $54,530 was subscribed by three individuals, who were officers and/or directors of the Company, and an affiliate of one director. The private placements were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. Each recipient of securities in each such transaction was an “accredited investor” as defined under Regulation D, and represented his or her intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and, appropriate legends were affixed to the share certificates issued in such transactions. No advertisement or general solicitation was used in connection with any offer or sale of such securities.

The Company did not have any unregistered sales of securities during its fourth quarter ending May 31, 2005.

In January 2005, the Board of Directors of the Company approved a stock option grant to its officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired.

The stock issuances was exempt from registration pursuant to Section 3(b) or 4(2) of the Act, as the offering was made to a limited number of offerees, and the common stock was acquired with investment intent.

The Company did not have an Equity Compensation Plan for the year ended May 31, 2005.

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

The Companies projected capital expenditure for the next 12 months ranges from $200,000 to $300,000 as described below.  The Company’s plan of operations for this period consists of seeking a joint venture partner for the Bruner property, conducting preliminary geological, geophysical, and geochemical studies on the Sage Creek property and initial phase of drilling if warranted, identifying additional mining properties for acquisition, and the support of the law suit between the Company and its former officers.  The Company has budgeted $50,000 for the exploration and initial phase of drilling, if warranted, at Sage Creek.  Depending upon the results of the initial phase of drilling, a further program of drilling is budgeted for $100,000. A budget of $150,000 is planned for corporate overhead that includes payment of consulting fees due to the Company’s former President totaling approximately $22,000, an allocation for legal, accounting, and miscellaneous expenditures. Legal fees include amounts projected for its ongoing litigation with its former officers and directors, and past due amount of approximately $35,000.  Other than as indicated above, the Company has no other projected capital expenditures.

If the Company is able to raise part but not all of its projected working capital needs, it intends to prioritize available capital. The Company will pay its overhead requirements on an “as needed” basis. Next, it will devote available capital to the Sage Creek exploration.  Available capital remaining will be allocated towards to identification and exploration of other mining claims. The last item of priority will be listing on the Toronto Venture Exchange. The Company intends to finance its plan of operations through the private placement of its capital stock or through debt financing. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future.

Item 7. Financial Statements.

     The financial  statements  required by this Item are set forth immediately following Item 14 of Part III.

Item 8.  Changes in and  Disagreements  with  Accountants on Accounting and   Financial Disclosure.

None

Item 8A . Controls and Procedures.

Disclosure  controls  and  procedures are controls and other procedures that are designed  to  ensure  that  information  required  to  be disclosed by the Company in the reports  that it files or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange  Commission's  rules  and  forms.  Disclosure  controls  and procedures include,  without  limitation,  controls  and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange  Act  is accumulated  and  communicated  to  our  management,  including  our  principal executive  and  financial  officers,  as  appropriate  to allow timely decisions regarding  required  disclosure.

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2005. Based on this evaluation, our President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s  Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to its reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during our most recent quarter.

PART III

Item 9.  Directors. Executive Officers. Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company during fiscal year ending May 31, 2005 are as follows;

Name

Age

Position

Myron Goldstein

65

Chairman and Principal Executive

Officer

James Duff

60

President and

Chief Executive Officer

Jack Wagenti

68

Chief Financial Officer,

Secretary and Treasurer, and Director

Arthur deWitt Ackerman

62

Director

Walter Salvadore, Jr.

50

Director

Brian G. Russell

75

Director

-------------------------------------------------------------------------------------------------------------------------------

Mr. Myron Goldstein, Chairman.

    Mr. Goldstein was appointed Chairman of the Company on March 23, 2003. Mr. Goldstein is a senior mining executive with over 30 years diversified international management, exploration and development experience in precious and base metals and uranium, including 10 years as Chevron Resource Company’s District Manager for its Western District located in Denver, Colorado. From 1995 to the present, Mr. Goldstein has served as director and senior management of various companies as a result of his employment with Global Management Mining, a mining consulting company located in Vancouver, Canada. He is a graduate of the University of Toronto, Ontario, Canada, where he earned a Ph.D in Physics and Geophysics. He also earned a M.S. in Geophysics from the Massachusetts Institute of Technology, Cambridge, Massachusetts., and a B.S. degree in   Engineering Geophysics, from the Colorado School of Mines, Golden, Colorado.  Concurrent with the resignation of Mr. Duff as the Company’s President and Chief Executive Officer on September 6, 2005, Mr. Goldstein became the Company’s Principal Executive Officer.

Mr. James Duff, President and Chief Executive officer.

    Mr. Duff was appointed President and Chief Executive Officer of the Company on April 10, 2004. Mr. Duff has over 35 years of diverse, international mining experience. From November 2002 to the present, Mr. Duff has been a consultant to Coeur d'Alene Mines Corporation, Coeur d'Alene, Idaho. Mr. Duff was Vice President of Business Development from 1995 to November 2002, and was Director of Business Development from 1990 to 1995, of Coeur d'Alene Mines Corporation. Mr. Duff also is the Chairman of Little Squaw Gold Mining Co. a public company on the OTC Bulletin Board. On September 6, 2005, Mr. Duff resigned as the Company’s President and Chief Executive Officer.

Mr. Jack Wagenti,  Secretary, Treasurer and Director.

    Mr. Wagenti has acted in varying officer capacities and director of the Company from 1996 to the present. From 1988 to 1996,  Mr.  Wagenti  owned  and  operated  a real  estate brokerage business located in Lodi, New Jersey. Mr. Wagenti also is an officer and director of US Precious Metals, Inc. and International Power Group, Ltd., both reporting companies under the federal securities laws. Other than his positions with the Company, International Power Group, Ltd. and US Precious Metals, Inc., Mr. Wagenti is not engaged in any other active business.

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

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2005, 2004 and 2003 that received compensation from the Company are set forth in the following table and information below:

SUMMARY COMPENSATION

Annual Compensation

Long Term  Compensation

Other

Name and

Annual

Principal

Salary

Bonus

Compensation

Restricted Stock Awards

Position

Year

   ($)

  ($)

($)

($)

-----------------------------------------------------------------------------------------------------------------------

Myron Goldstein(1)

2005

   -0-

  -0-

-0-

  -0-

2004

   -0-

  -0-

-0-

39,950

2003

   -0-

  -0-

-0-

  -0-

James Duff(2)

2005

   -0-

  -0-

$16,800

  -0-

2004

   -0-

  -0-

$ 7,000

19,975

Jack Wagenti

2005

   -0-

  -0-

-0-

  -0-

2004

   -0-

  -0-

-0-

  -0-

2003

   -0-

  -0-

-0-

  -0-

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

(2). On December 23, 2003, Mr. Duff receive a stock option to acquire 250,000 shares of common stock of the Company for a total consideration of $25. The option was exercised in January 2004.  The most recent closing market price of the Company’s common stock on the date of grant was $0.08. The value of restricted stock award equals the product of the stated closing price multiplied by 250,000 less the exercise price paid. During fiscal 2004, Mr. Duff received $7,000 in consulting fees from the Company under a consulting agreement with the Company which is discussed below. During fiscal 2005, was entitled to receive $16,800 under the consulting agreement with the Company.

In January 2005, the Board of Directors of the Company approved a stock option grant to its officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired.

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

In June 2003, the Company entered into an agreement with a consultant, who became the Company’s President, pursuant to which the Company has agreed to pay the (now former) officer a minimum of $1,400 per month for 20 hours per month. Additional time will be billed to the Company at the rate of $50 per hour. The agreement was on a month to month basis and expired on September 6, 2005, when Mr. Duff resigned in his officer capacities from the Company.  As of the date of resignation, the Company owed the former officer the sum of $36,140 under the agreement. Except as stated above, for the fiscal period ending May 31, 2005, the Company had no employment agreement with its officers, and the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following  table sets  forth,  as of the date of September 8, 2005,  the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the  Company's  Common  Stock,  each  executive  officer  and director individually and all executive officers and directors of the Company as a group as of such date.  No other class of voting securities is outstanding.  Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 19,896,710 shares of common stock of the Company which are issued and outstanding as of September 8, 2005. Except as otherwise noted, the address for each party is 6 Glory Lane, Sussex, New Jersey 07461-0326, the address of the Company.

    Security ownership of former and current officers and directors.

                                  Name and                              Amount and

                                  Address of                             Nature of

                                  Beneficial                              Beneficial                      Percent

Title of Class             Owner                                   Owner(1)                        of Class

Common          Myron Goldstein(2)(8)

   871,000

4.3%

Common           James Duff(3)(8)

   550,000

2.7%

Common          Jack Wagenti(4)(8)

1,800,000

8.9%

Common          Arthur deWitt Ackerman(5)(8)

 1,292,500

6.4%

Common          Walter Salvadore, Jr.(6)(8)

   510,000

2.5%

Common          Brian G. Russell(7)(8)

   350,000

1.7%

Common          Jonathan Downs(9)

1,400,000

7.0%

Common          Emanuel Ploumis(10)

1,500,000

7.5%

Officers and

Directors as a group

Common

(6 persons)(8)

5,373,500

24.8%

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

(2). Mr. Goldstein is Chairman, and Principal Executive Officer of the Company.

(3). Mr. Duff is resigned as President and Chief Executive Officer of the Company on September 6, 2005.

(4). Mr. Wagenti is Chief Financial Officer,  Secretary, Treasurer, and a Director of the Company. The amount includes 500,000 shares of common stock held individually by Mr. Wagenti and 1,000,000 shares of common stock held by Mr. Wagenti’s spouse. Mr. Wagenti disclaims beneficial ownership of the shares held by his spouse.

(5). Mr. Ackerman is a Director of the Company. The includes 421,500 shares held individually by Mr. Ackerman, 71,500 held by an affiliate of Mr. Ackerman, and 500,000 shares held by Mr. Ackerman’s spouse. Mr. Ackerman disclaims beneficial ownership of the shares held by his spouse and the affiliate.

(6). Mr. Salvadore is a Director of the Company.

(7). Mr. Russell is a Director of the Company.

(8). The amount for each party include stock options to acquire 300,000 shares of common stock of the Company which were granted to the Company’s officers and directors in January 2005.

(9). Mr. Downs’ address is 27 Bush Road, Denville, New Jersey 07834.

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

On December 23, 2003, the Board of Directors also granted individual stock options to the Company’s Chairman and a consultant, who was the former President of the Company, to acquire 500,000 and 250,000 shares of common stock respectively by such parties. The option exercise price is $0.0001 per share. The option term is five years. The options were exercised during January 2004.

In January 2005, the Board of Directors of the Company approved a stock option grant to its officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired.

In June 2003, the Company entered into an agreement with a consultant, who is became the  President of the Company, pursuant the Company has agreed to pay the officer a minimum of  $1,400 per month for 20 hours per month. Additional time will be billed to the Company at the rate of $50 per hour. The agreement extended on a month to month basis, until September 6, 2005 when the officer resigned from the Company. As of the date of expiration, the Company owed the former officer the sum of $36,140.

During fiscal year ended May 31, 2005, three individuals, who were officers and/or directors of the Company, and affiliate of a director purchased 779,000 shares of common stock at a price per share of $0.07 pursuant to a private placement of the Company.

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

10.5  2003 Stock Option Plan of American International Ventures, Inc. (filed herewith).

31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (filed herewith)

32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.(filed herewith)

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2005 were $9,275 (estimate) and for 2004 were $8,300 (actual).

(2) Audit Related Fees for 2005 and 2004 were $0.

(3) Tax Fees for 2005 were $560 (estimate) and 2004 were $560.

(4) All Other Fees were $0.

(5) N/A

(6) N/A

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

May 31, 2005

CONTENTS

PAGE

Independent Auditor’s Report

F-1

Balance Sheet

F-2

Statements of Operations and Deficit Accumulated

    During Exploration Stage

F-3

Statements of Changes in Stockholders’ Deficit

F-4

Statements of Cash Flows

F-5

Notes To Financial Statements

F-6

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANT

61 BERDAN AVENUE

WAYNE, NEW JERSEY 07470

LICENSED TO PRACTICE

TEL:  973-628-0022

    IN NEW YORK AND NEW JERSEY

FAX:  973-696-9002

MEMBER OF AICPA

E-MAIL:  rgjcpa@optonline.com

    PRIVATE COMPANIES PRACTICE SECTION

MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS

REGISTERED PUBLIC ACCOUNTING FIRM WITH

    PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American International Ventures, Inc.

I have audited the accompanying balance sheet of American International Ventures, Inc. (an exploration stage company) as of May 31, 2005, and the related statements of operations and deficit accumulated during exploration stage, changes in stockholders’ deficit, and cash flows for the years ended May 31, 2005 and May 31, 2004, and from the period from June 1, 2003 (date of inception of the exploration stage) to May 31, 2005.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with the standards of Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. as of May 31, 2005, and the results of the operations of American International Ventures, Inc. and its cash flows for the two yearly periods then ended; and for the period June 1, 2003 (date of inception of exploration stage) to May 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY

August 26, 2005

Wayne, New Jersey

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

May 31, 2005

ASSETS

Current Assets

Cash

$       63,499

Prepaid expense

              150

Total current assets

         63,649

Fixed Assets

Office furniture and equipment

         11,567

    Less, accumulated depreciation

         11,567

Net fixed assets

             -

Other Assets

Mining rights

           8,670

Total other assets

           8,670

    TOTAL ASSETS

$       72,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses

$       62,143

Total current liabilities

         62,143

Stockholders’ Equity

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued  and out-

standing     19,896,710 shares

             198

Capital in excess of par value

   1,893,427

Additional paid in capital - options

        42,331

Deficit accumulated during exploration stage

     (379,664)

Deficit prior to exploration stage

     (738,984)

Common stock held in treasury - 1,751,666

    shares, at cost

     (807,132)

Total stockholders’ equity

         10,176

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ EQUITY

$      72,319

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2005 and 2004

          June 1, 2003

(Date of Inception of         Exploration Stage)

    2005

    2004

         To May 31, 2005

Administrative Expenses

$(218,079)

$ 221,985

$ 440,064

Operating loss

  (218,079)

  (221,985)

  (440,064)

Other Income and Expense

Interest income

          340

          301

          641

Interest expense

         -

        (206)

         (206)

Profit on sales of securities

         -

     59,965

     59,965

Loss Accumulated During Development Stage

  (217,739)

  (161,925)

  (379,664)

Other Comprehensive Loss:

Holding (loss) on securities sold during the period

         -

         (335)

         -

Reclassification adjustment for gain included in

    net loss

         -

    (59,965)

         -

        Total other comprehensive loss

         -

    (60,300)

         -

Total Comprehensive Loss

$(217,739)

$(222,225)

$(379,664)

Loss Per Share - Basic and Diluted

    $(.01)

     $(.01)

Weighted Average Number of Shares Outstanding

17,620,282

16,943,517

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Years Ended May 31, 2005 and 2004

Additional

Accumulated

              Capital

    Paid in

        Other

    Common Stock         Treasury Stock             In Excess Of

    Capital

Accumulated      Comprehensive

Shares      Amount       Shares      Amount            Par Value

    Options               Deficit                 Income

    Total

Balance, May 31, 2003

         20,350,210   $     203  (1,751,666)  $(807,132)

$1,606,867

$   (738,984)

    $ 60,300      $ 121,254

Sales of common stock

              560,000              6

                  140,069

              140,075

Stock issued for services             750,000              7

                    59,918

                59,925

Value of options granted

       20,692

                20,692

Shares retired

         (3,000,000)          (30)

                           30

                         0

Net loss for the year

     (161,925)

             (161,925)

Holding loss on securities

    sold during the period

                                  (335)               (335)

Reclassification of gain

    included in net loss

                             (59,965)           (59,965)

  Balance, May 31, 2004          18,660,210            186  (1,751,666)    (807,132)         1,827,576

                 0

     (900,909)

        -                 119,721

Sales of common stock

           1,236,500            12

                    86,543

               86,555

Transfer paid-in capital

      (20,692)

     20,692

                  -

Additional  vesting of

    options

     21,639

              21,639

Net loss for the year

     (217,739)

                       (217,739)

 Balance, May 31, 2005

         19,896,710   $       198  (1,751,666) $(807,132)       $1,893,427

$     42,331

$(1,118,648)

$    -              $   10,176

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2005 and 2004

      June 1, 2003

(Date of Inception of              Exploration Stage)

     2005

    2004

    To May 31, 2005

Cash Flows From Operations:

    Net loss

$(217,739)

$(161,925)

$(379,664)

    Adjustments to reconcile net loss to net cash

        consumed by operating activities:

Depreciation

          402

       2,312

       2,714

Value of capital stock issued for services

         -

     59,925

     59,925

Value of options issued for services

     21,639

     20,692

     42,331

Changes in current assets and liabilities:

    Increase (decrease) in accounts payable and

        accrued liabilities

     59,417

    (27,782)

     31,635

Net cash consumed by operating

    activities

   (136,281)

  (106,778)

(243,059)

Cash Flows From Investing Activities:

    Investment in mineral rights

      (5,397)

         -

    (5,397)

Net cash consumed by

    investing activities

      (5,397)

         -                      (5,397)

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

     86,555

   140,075              226,630

    (Decrease) in stockholder advances

        (143)                   (143)

    Net cash provided by financing activities

     86,555

   139,932             226,487

Net (decrease) increase in cash

    (55,123)

     33,154

 (21,969)

Cash balance, beginning of period

   118,622

     85,468

  85,468

Cash balance, end of period

$   63,499

$ 118,622          $   63,499

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note 1.

ORGANIZATION & BUSINESS

Organization

The Company was formed January 13, 1998 as American Precious Metals, Inc..  On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984 and was the successor entity of the merger.  On December 20, 2000, the Company changed its name to American International Ventures, Inc. (AIV).  On March 15, 2001, AIV acquired all of the issued and outstanding capital stock of the parent company of GetToner.com, Inc. (GetToner) in exchange for 3,225,000 shares of the common stock of AIV.  GetToner, along with predecessors, had been in the business of marketing office supplies since 1997.  For financial accounting purposes, the merger with GetToner was accounted for as a pooling of interests.

The merger with GetToner was rescinded on April 29, 2003.  Under the terms of the rescission, the individuals who were the controlling shareholders of GetToner returned 1,751,666 shares of Company common stock and the Company returned to those shareholders all of the capital stock of GetToner.

Exploration Stage

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  The Company has been in the exploration stage since June 1, 2003 and all its efforts have been devoted to developing mining rights which it acquired in the 2003 year, as described in Note 5.  No revenue has been realized since June 1, 2003.  The Company has incurred losses since June 1, 2003 of $379,664.  Prior to June 1, 2003, the Company operated an office supplies business through a subsidiary, as described above.

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Consolidated Statements

The financial statements include the accounts of the Company and, until April 29, 2003, its former wholly owned subsidiary, GetToner.  All significant intercompany balances and transactions have been eliminated in consolidation.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note 2 (continued)

b.

Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

c.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, investment securities, accounts payable and accrued liabilities, approximate their fair values at May 31, 2005.

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

As detailed in Note #6, options were issued in the year ended May 31, 2004.  In addition, warrants were issued as part of a private placement offering during the year ended May 31, 2004 (see Note 4).  These options and warrants were not included in the calculation of loss per share because such inclusion would have an antidilutive effect.

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

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note 2 (continued)

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

i.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in either the year ended May 31, 2004 or May 31, 2005.

j.    Segment Reporting

The Company is organized in one reporting and accountable segment.

k.    Recognition of Revenue

Revenue is realized from the sales of product and services.  Recognition occurs upon delivery.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note 2 (continued)

l.    Common Stock

Common stock of the Company has been issued in return for services.  Values are assigned to these issuances equal to the value of services received or the market value of the common stock, whichever is most clearly evident.

         m.  Options Outstanding

Options and warrants to purchase capital stock of the Company are valued in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensation”.  This value, in the case of stock options, is expensed during the periods in which the options are earned.

Note 3.

RELATED PARTY TRANSACTIONS

The obligation of the Company under employment agreements with officers of GetToner terminated as part of the rescission of the GetToner acquisition.  Obligations for loans and advances from the officers of GetToner and their families also terminated as part of the rescission of the GetToner acquisition.

During the year ended May 31, 2004 two officers of the Company were compensated for their services by the awarding of 750,000 shares of common stock, for which they paid a nominal amount.

The Company makes its headquarters in premises owned by the Company’s Chief Financial Officer, which to date has been rent-free.  The value of the rental is not deemed material.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note 4.

CAPITAL STOCK

The Company issued 1,236,500 shares of stock in private placements during the year ended May 31, 2005, resulting in proceeds of $86,555. Of the total amount, $54,530 was subscribed by officers and directors of the Company.  No additional warrants were issued as part of these placements.  These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated there under.

The Company conducted private placement offerings of its common stock during April and May 2004.  These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.  A total of 560,000 units were sold under the offerings resulting in net proceeds of $140,075.  Each unit consists of one share of common stock and one half warrant to purchase a share of common stock at a price of $.50 per share.  A total of 280,000 warrants were issued.  They expire eighteen months from the date of issuance.

Note 5.

MINING RIGHTS

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

During 2005, the Company acquired additional mining rights situated in Lemhi County, Idaho.  Under the terms of the acquisition agreement, the Company is required to make installment payments totaling $30,000 between December 1, 2004 and December 1, 2008; it must also incur exploration expenses totaling $200,000 between December 1, 2005 and December 1, 2008.  For years commencing after December 1, 2008, the Company is required to make annual advance royalty payments of $20,000.  The Company is also obligated to pay an annual royalty of 2% of “Net Smelter Returns”.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note 6.

STOCK OPTIONS

In December 2003, the Board of Directors approved a stock option plan under which options to purchase 2,000,000 shares of common stock could be issued to key employees and key consultants as determined by the Board of Directors.  Options to purchase common stock were issued to five officers of the Company and one consultant who later became the Company president.  Each received options to purchase 300,000 shares at a price of $.10 per share.  The options have a term of five years.  This plan was voided at the end of calendar 2004 and was replaced by a grant of options with similar terms and immediate vesting.

The fair value of each option grant is estimated on the date of grant using a Black-Sholes option pricing model.  The following weighted average assumptions were used to value these options when originally granted in the year ended May 31, 2004:  dividend yield 0.0%; expected volatility of 66%; risk free interest rate of 3.3%; and expected life of five years.

A summary of the status of stock options as of May 31, 2005, and changes during the year is presented below:

           Weighted Average

   Shares

    Exercise Price

Options outstanding at beginning of year

1,800,000

           $.10

Options granted during the year

      -

               -

Options exercised during the year

                  -

               -

Options voided during the year

      -

   -

Options outstanding at end of year

1,800,000

           $.10

Options Exercisable at year end

1,800,000

The following table summarizes information about stock options outstanding at May 31, 2005.

                   Options Outstanding

  Options Exercisable

  Range

    Number

Weighted Average

Weighted           Number

Weighted           of

Outstanding

       Remaining

 Average

Exercisable

 Average

Exercise

        at

      Contractual

 Exercise

        at

 Exercise

  Prices

   5/31/05

            Life

    Price

    5/31/05

    Price

   $.10

 1,800,000

         4.5 years

    $.10

  1,800,000

     $.10

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note7.

RENTALS UNDER OPERATING LEASES

There was no rent expense for either the year ended May 31, 2004 or the year ended May 31, 2005.

Note 8.

INCOME TAXES

The Company and its former subsidiary have experienced losses each year since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period.  At May 31, 2005, NOL carryforwards were available to the Company as follows:  the Federal amount was $1,043,682 and the state amount was $1,005,830.  The potential tax benefit of the  NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.  If not used, the Federal carryforwards will expire as follows:

 Year

 Ended

May 31,

      AIV

1

 $103,552

2

   177,370

1

82,978

2

28,123

3

126,656

4

137,570

5

  81,419

6

  96,234

7

209,780

Under Statement of Financial Accounting Standards No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets as follows:

 Current

Non-current

    Total

Deferred Tax Assets

$31,467

  $125,085

$156,552

Realization Allowance

  31,467

    125,085

  156,552

      Balance Recognized

$    -

  $      -

$      -

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note 9.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

Cash was paid for interest during the years ended May 31, 2005 and 2004, in the amounts of $0 and $206, respectively; none of it was capitalized. There was no cash paid for income taxes during either year.

The following noncash financing activity occurred:

a.

Shares of common stock were issued for services during the 2004 year in the amount of 750,000 shares.  A nominal amount was received as consideration for these shares and $59,925 was charged to expense.

b.

During 2005, the 1,800,000 options issued during the year 2004 to purchase common stock were voided and replaced with a grant for same number of options, with similar terms and immediate vesting.  The fair value of these options as originally determined ($42,331) has been charged to expense ($21,639 in 2005 and $20,692 in 2004).

The following noncash investing activity occurred.

a.

The common stock of Birch Mountain was restored to trading on the Canadian Venture Exchange during 2002 (see Note 11), and its value was added to the balance sheet, producing other comprehensive income of $53,320.  This amount was increased to $60,300 on shares held at May 31, 2003.  It has been reduced to zero at May 31, 2004 because the remaining stock of Birch Mountain was sold during the 2004 year.

Note 10.

WARRANTS:

A summary of the status of outstanding warrants as of May 31, 2005:

Warrants outstanding May 31, 2004

280,000

Warrants granted during the year

      -

Warrants exercised during the year

      -

Warrants outstanding May 31, 2005

280,000

These warrants are exercisable for common stock at a price of $.50 per share.  They were all issued in the fourth quarter of the year ended May 31, 2004 and will expire eighteen months from the date of issuance.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note 11.

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

Note 12.

ADMINISTRATIVE EXPENSES

Included within Administrative Expenses are the following:

Year Ended May 31,

1

2004

Options expense re:  officers

$  13,680

$  80,617

Consulting expense

    48,530

        -

Geological and exploration expenses

    64,401

    36,942

Professional fees

    67,947

    84,683

Sub total

  194,558

  202,242

Other expenses

    15,562

    19,743

Administrative expenses

$210,120

$221,985

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note 13.

CONTINGENCY

The Company brought suit during 2003 in New Jersey Superior Court against two former officers and directors of the Company, charging them with fraud and breach of fiduciary duty.  On April 15, 2004, the case was dismissed by the New Jersey court for lack of jurisdiction.  On April 20, 2004, the two former officers and directors brought suit in a Nevada court, charging the Company with, among other things, breach of contract.  The Company answered this suit and brought a counterclaim against the two former officers and directors.  The Company is unable to predict at this time the outcome of the suit, but does not expect a materially adverse result.

#

SIGNATURES

     In accordance  with Section 12 of the Securities  Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

                                            American International Ventures, Inc.

Date: September 13, 2005   By:     /s/ Jack Wagenti

                                                      Jack Wagenti

                                                      Chief  Financial Officer

                                                       /s/ Myron Goldstein

                                                      Myron Goldstein

                                                      Chairman and

                                                      Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Myron Goldstein

Myron Goldstein                                 Date: September 13, 2005

Chairman/Director

/s/ Arthur de Witt Ackerman

Arthur de Witt Ackerman                    Date: September 13, 2005

Director

Brian Russell                                          Date: September __, 2005

Director

/s/ Walter Salvadore

Walter Salvadore                                  Date: September 11, 2005

Director

/s/ Jack Wagenti

Jack Wagenti                                         Date: September 13, 2005

Director

Footnotes

#