Form 10QSB
period 2005-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2005-10-24
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2005

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

6 Glory Lane, Sussex, New Jersey 07461-0326

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

(1) Yes: [X]    No: [ ]

(2) Yes: [X]    No: [ ]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of October 20, 2005 is 20,145,044 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One):

Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at August 31, 2005 (unaudited)

         and May 31, 2005 (audited)

3

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended August 31, 2005 and

        August 31, 2004 and from June 1, 2003 to August 31, 2005

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended August 31, 2005 and

       August 31, 2004, and from June 1, 2003 to August 31, 2005

5

      - Statements of Cash Flows for the three month periods

       ended August 31, 2005 and August 31, 2004, and

       from June 1, 2003 to August 31, 2005

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

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

August 31, 2005

    August 31, 2005

May 31, 2005

        (Unaudited)

                (Audited)

ASSETS

Current Assets

Cash

$      33,100

$     63,499

Prepaid expense

             150

            150

Total current assets

        33,250

       63,649

Fixed Assets

Office furniture and equipment

        11,567

       11,567

    Less, accumulated depreciation

        11,567

       11,567

Net fixed assets

            -

           -

Other Assets

Mining rights

          8,670

         8,670

Total other assets

          8,670

         8,670

    TOTAL ASSETS

$      41,920

$     72,319

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$      56,722

$     62,143

Total current liabilities

        56,722

       62,143

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001 par value; issued and

    outstanding, 19,896,710 shares

                        198

            198

Capital in excess of par value

              1,893,427

  1,893,427

Additional paid in capital – options

       42,331

       42,331

Deficit accumulated during exploration stage

    (404,642)

    (379,664)

Deficit prior to exploration stage

    (738,984)

    (738,984)

Common stock held in treasury – 1,751,666

    shares, at cost

    (807,132)

    (807,132)

Total stockholders’ deficit

      (14,802)

       10,176

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     41,920

$     72,319

The accompanying notes are an integral part of these financial statements.

F-2-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Quarters Ended August 31,

(Unaudited)

   June 1, 2003

        (Date of Inception of

                      Exploration Stage)

                   2005

       2004       To August 31, 2005

Selling and Administrative Expenses

$       25,103

$       83,219         $ 465,167

Operating Loss

        (25,103)

        (83,219)

       (465,167)

Other Income and Expense:

Profit on sales of securities

             -

             -

          59,965

Interest expense

             -

 -

              (206)

Interest income

              125

              115

               766

Loss Accumulated During Exploration Stage

$      (24,978)

$      (83,104)

     $(404,642)

Loss Per Share – Basic and Diluted

$    -

$    -

Weighted Average Number of Shares Outstanding

  18,145,044

  16,908,544

Included within Selling and Administrative Expenses are the following amounts:

1

 2004

Consulting fees

$         4,369

$           -

Professional fees

         17,526

         18,276

Drilling expense

             -

         36,669

Geology fees

             -

         12,893

Licenses and permits

             -

           4,475

Other expenses

           3,208

         10,906

$       25,103

$       83,219

The accompanying notes are an integral part of these financial statements.

F-3-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Quarters Ended August 31,

(Unaudited)

June 1, 2003

    (Date of Inception of

       Exploration Stage)

     2005

    2004      To August 31, 2005

Cash Flows From Operations:

    Net loss from operation

$ (24,978)

$(83,104)

$(404,642)

    Adjustments to reconcile net loss to net

        cash consumed by operating activities:

Depreciation and amortization

        -

        402

       2,714

Value of capital stock issued for services

        -

       -

     59,925

Value of options issued for services

        -

     3,419

     42,331

Changes in current assets and liabilities:

    (Decrease) increase in accounts payable

        and accrued liabilities

     (5,421)

        300

     26,214

        Net cash consumed by operating

activities

  (30,399)

  (78,983)

  (273,458)

Cash Flows From Investing Activities:

        -

        -

      (5,397)

        Net cash consumed by investing

activities

        -

        -

      (5,387)

Cash Flows From Financing Activities:

    Proceeds of common stock issuances

        -

        -

   226,630

    Decrease in stockholder advances

        -

        -

         (143)

    Net cash provided by financing activities

        -

        -

   226,487

    Net (decrease) in cash

  (30,399)

   (78,983)

    (52,368)

    Cash balance, beginning of period

   63,499

  118,622

     85,468

    Cash balance, end of period

$ 33,100

$  39,639

$   33,100

The accompanying notes are an integral part of these financial statements.

F-4-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2005

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of August 31, 2005 and for the three month periods ended August 31, 2005 and 2004 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the quarter ended August 21, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2006.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2005.

2.

SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods for either interest or income taxes.

3.

SUBSEQUENT EVENTS

Effective September 1, 2005, the Company signed an agreement with Electrum Resource, LLC (“Electrum”) to explore and, if successful, to develop the Bruner mining claims in Nye County, Nevada.  Subject to certain conditions, the agreement calls for Electrum to spend $3,000,000 in exploration expenses over three years. In addition, Electrum paid the Company the sum of $15,000 at closing, and agreed to pay the Company the sum of $25,000 on each anniversary of the effective date of the agreement until it has completed its exploration obligations. In consideration of Electrum’s performance of its exploration obligations, the Company granted to Electrum the option and right to earn and vest an undivided 65% interest in the Bruner mining claims, and to form a joint venture for purposes of the management and ownership of the Bruner mining claims. Electrum ownership interest  can increase to 75% if certain conditions are met.  The property will revert to the Company if Electrum does not fulfill its exploration obligations.

As part of the transaction,  Electrum acquired 2,000,000 shares of Company stock for $200,000 and received warrants to purchase 1,000,000 shares of Company stock exercisable for two years at $.20 per share and warrants to purchase an additional 1,000,000 shares exercisable for four years at $.20 per share.

F-5

#

Item 2. Management's Discussion and Analysis.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements". All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-KSB for the period ended May 31, 2005. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operation and lack of revenues. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

General.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired patented and unpatented mining claims located in Nye County, Nevada, known as the “Bruner” property .. In December 2004, the Company entered into an option agreement to acquire 10 unpatented mining claims in Lemhi County, Idaho comprising approximately 200 acres , known as the “Sage Creek” property ..  The Company intends to carry out a geological study and exploration work on its properties in order to ascertain whether the properties possess commercially exploitable quantities of gold and silver. Under the option agreement, the Company is required to pay the current owner the sum of $30,000 in staged payments over a four year period and incur exploration expenditures in the aggregate of $200,000 during the same period.  Upon meeting the requirements, the Company may elect to acquire the current owner's rights to the mining claims, subject to paying the current owner a two percent net smelter return royalty with advance annual royalty payments of $20,000 commencing on December 1, 2009. The Company may purchase one half of the net smelter return royalty by paying the current owner prior to December 1, 2009 the sum of $250,000 less any royalty payments made by the Company. If so acquired by the Company, it also may purchase half of the remaining net smelter return royalty by paying the current owner the sum of $250,000 at any time. Please refer to the Company’s Annual Report on Form 10-KSB for the period ending May 31, 2005 for a broader description of the Company’s business , and it’s past and proposed operations on its mining claims

Transaction with Electrum Resources, LLC.

As previously disclosed by the Company, o n September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC, a Cayman Islands limited liability company (“Electrum”). The Agreement relates to the Company’s Bruner mining claims.  Subject to certain conditions therein, Electrum has agreed to incur annual expenditures in respect of the Bruner property in the amount of $250,000, $500,000, and $2,250,000 in the first, second and third years following the date of the Agreement, respectively (“Expenditure Obligations”).

In consideration of Electrum’s performance of its Expenditure Obligations, AIVN granted to Electrum the option and right to earn and vest an undivided 65% interest in the Bruner mining claims, and to form a joint venture (“Joint Venture”) for purposes of the management and ownership of the Bruner mining claims. The Joint Venture will be governed by a definitive mining venture agreement the form of which has been agreed to by the parties (“Operating Agreement”). Electrum will be the initial manager of the Joint Venture and will have control of the activities and operations of the Joint Venture. Electrum can earn an additional 10% in the Joint Venture by successfully completing, at its expense, a positive bankable feasibility study. The study must be commenced within five years from completion of its Expenditure Obligations, and completed within five years from commencement. The bankable feasibility study is a document prepared by independent professionals stating all of the technical, engineering and financial aspects of the project in sufficient detail whereby a bank or other lending institutions, in conjunction with their own investigations, can determine whether or not they will finance the mining project. If Electrum funds the Company’s share of future development costs of the Bruner property, Electrum will earn an additional 5% in the property. Electrum paid the Company the sum of $15,000 at closing, and agreed to pay the Company the sum of $25,000 on each anniversary of the effective date until it has completed its Expenditure Obligations.  The term of the Agreement is five years. If Electrum fails to timely incur or pay its Expenditure Obligations, timely commence and complete the stated feasibility study, or otherwise terminates the Agreement, it will forfeit its rights and interests in and to the Bruner property and Joint Venture.

Prior to the Agreement, the Company owned 28 patented claims totaling 560 acres and 41 unpatented claims totaling 820 acres for an initial land position of 1,380 acres located in the heart of the Bruner mining district. These claims are subject to a 2% net smelter return in favor of the prior owner. Electrum has staked in the Company’s name but subject to the Agreement, 67 additional unpatented mining claims totaling approximately 1340 additional acres. Electrum will be responsible for the cost of maintaining the unpatented mining claims in good standing.

Plan of Operations.

The Company’s projected capital expenditures for the next 12 months ranges approximately between $250,000 and $750,000 as described below.  The Company’s plan of operations for this period consists of: conducting additional geological and geophysical studies on its Sage Creek property , identifying other mining properties for acquisition, monitor the exploration activities at the Bruner property and, subject to additional finances, conduct drilling operations on the Sage Creek property.

As described above , the Bruner property is now subject to an exploration joint venture with Electrum ..  The Company’s responsibility will consist o f periodic site visits and periodic data reviews of the operations conducted by Electrum ..

At the Sage Creek property, due to limited funds, only rock and soil sampling programs were completed during this recent reporting period.  The ground geophysical survey was not completed , however, it is anticipated that it will be completed in November 2005.  Depending upon the results of the geophysical survey and subject to obtaining permits from the U.S. Forest Service, a program of trenching across a prospective horizon will be undertaken by the Company ..   If these results, in conjunction with the results of the geophysical survey, prove promising in the opinion of the Company,   it is anticipated that the Company will drill several shallow drill holes to test the prospective horizon.  The anticipated budget for these activities is $7 5 ,000. The stated amount includes a payment of $7,500 to the current owner of the Sage Creek property under the option agreement.  If the results from drilling are encouraging, the Company will seek to commence a more aggressive drilling program , which based upon available data, is estimated to cost approximately $500,000. The Company can not predict the actual costs of any drill hole program, nor the results of such program. The Company will be required to raise additional funds or enter into a joint venture with an exploration mining company to conduct such a program. The Company can not predict whether it will be successful in these endeavors.

The Company also presently is evaluating the acquisition of certain other exploration properties with identified mineralized material and drilling targets. The Company has budgeted approximately $100,000 to evaluate other prospective mining properties.  However, the C ompany cannot predict if it will be successful in acquiring these targets or exactly what level of expenditures will be required.  The Company will continue to seek and identify new acquisition opportunities.

In addition to the capital requirements above, the Company has budgeted  $75,000 for the current fiscal year for corporate overhead, including payment of consulting fees of $24,000 to the Company’s President, with the remainder allocated for legal, accounting, and miscellaneous expenditures.  Legal fees include amounts projected for its ongoing litigation with its former officers and directors.  In September 2005, the Company entered into an agreement with its President pursuant to which the Company has agreed to pay the officer $2,000 per month.

The Company has received $215,000 in connection with the Electrum transaction, part of which, has been used by the Company to satisfy its outstanding debts and liabilities. Any funds remaining from the Electrum transaction will be allocated towards the Company’s operating budget as provided above. The Company will be required to raise additional funds to support the difference between its available capital and its proposed budget.   If the C ompany is un able to raise such additional funds , it intends to prioritize available capital.  The Company will pay its overhead requirements on an “as needed” basis.  Next, it will devote available capital to the maintenance of the Sage Creek property and exploration program based on the exploration potential and comparative risk avoidance.  Available capital remaining will then be allocated towards the identification and exploration of other mining properties.   Any financ ing by the Company will be through the private placement of its capital stock or through debt financing.  At this time, the Company has no commitments for any such financing.  No assurances can be given that the Company will be successful in these endeavors.  If the Company is unsuccessful in these endeavors, it may have a material adverse impact on the Company and its ability to conduct its business in the future.

Item 3. Effectiveness of the registrant’s disclosure controls and procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of August 31, 2005. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

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

Dated: October 24 , 2005

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

#