Form 10QSB
period 2005-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2006-01-17
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2005

Commission File Number 0-30368

American International Ventures, Inc.

--------------------------------------------

(Name of Small Business Issuer in its charter)

Delaware                                         22-3489463

-------------------------------            ---------------------------

(State or other jurisdiction of                 (I.R.S. Employer Identification no.)

                                                          incorporation or organization)

4058 Histead Way, Evergreen, Colorado 80439

--------------------------------------------

(Address of principal executive offices)

303-670-7378

-------------------------------------------------

(Registrant's telephone number, including area code)

6 Glory Lane, Wantage, New Jersey 07461-0326

----------------------------------------------------

(Former address, if changed from last report)

Securities registered under Section 12 (b) of the Act:

Title of each class              Name of exchange on which

to  be  registered              each  class is to be registered

None                              None

Securities registered under Section 12(g) of the Act:

Common Stock

--------------

(Title of Class)

Indicate  by check  mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities  Exchange Act of 1934 during the  proceeding  12 months and (2) has been  subject to such filing requirements for the past 90 days. (1) Yes: [X]    No: [ ] (2) Yes: [X]    No: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes: [  ]    No: [X]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of October 20, 2005 is 21,896,710 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One): Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at November 30, 2005 (unaudited)

         and May 31, 2005 (audited)

3

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the six month periods ended November 30, 2005 and

        November 30, 2004 and from June 1, 2003 to August 31, 2005

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended November 30, 2005 and

       November 30, 2004, and from June 1, 2003 to August 31, 2005

5

      - Statements of Cash Flows for the six month periods

       ended November 30, 2005 and November 30, 2004, and

       from June 1, 2003 to November 30, 2005

6

      -Notes to Financial Statements

7

Item 2. Management's Discussion and Analysis or Plan of Operations

8

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

9

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

9

Item 2. Changes in Securities

9

Item 3. Defaults upon Senior Securities

10

Item 4. Submission of Matters to Vote of Security Holders.

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

November 30, 2005

November 30, 2005

May 31, 2005

 (Unaudited)

    (Audited)

ASSETS

Current Assets

Cash

$     160,377

$    63,499

Prepaid expense

             150

           150

Total current assets

       160,527

       63,649

Fixed Assets

Office furniture and equipment

        11,567

         11,567

  Less, accumulated depreciation

        11,567

         11,567

Net fixed assets

            -

             -

Other Assets

Mineral rights

          8,670

           8,670

Total other assets

          8,670

           8,670

    TOTAL ASSETS

$     169,197

$       72,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses

$       41,647

$       62,143

Total current liabilities

         41,647

         62,143

Stockholders’ Equity

Common stock – authorized, 50,000,000

    shares of $.00001 par value; issued and

    outstanding, 21,896,710 shares

    and 19,896,710 shares, respectively

              218

198

Capital in excess of par value

    1,982,307

   1,893,427

Additional paid in capital – options

         43,331

         42,331

Additional paid in capital – warrants

       111,100

-0-

Deficit accumulated during exploration stage

     (463,290)

     (379,664)

Deficit prior to exploration stage

     (738,984)

     (738,984)

Common stock held in treasury - 1,751,666

    shares, at cost

     (807,132)

     (807,132)

Total stockholders’ deficit

        127,550

         10,176

TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     169,197

$       72,319

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING EXPLORATION STAGE

(Unaudited)

        June 1, 2003

(Date of Inception of

  Exploration Stage)

Six Month Periods

To

Ended November 30,

   November30, 2005

  2005

    2004

Revenue

$  15,000

 $      -

$   15,000

Operating Expenses (A)

    (99,133)           137,645

    539,197

Operating loss

    (84,133)

   (137,645)

  (524,197)

Other Income and Expense

Interest income

 507

             186

         1,148

Interest expense

  -

               -

          (206)

Profit on sales of securities

              -                        -

       59,965

Loss from Operations

$   (83,626)

    $  (137,459)

$   (463,290)

Loss Per Share:

Basic and Diluted

$            -              $      (.01)

Weighted Average Number of Shares Outstanding

       20,595,663      18,888,295

(A)  Included within Expenses are following expenses:

Geological fees and drilling cost

$  6,217

$ 61,828

Professional fees

  81,139

   46,296

            Consulting Fees

    6,009

   12,826

            Licenses and Permits

        -

      4,475

Options expense

    1,000

      6,840

            Other expenses

    4,768

      5,380

$99,133

$137,645

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING EXPLORATION STAGE

(Unaudited)

        June 1, 2003

(Date of Inception of

  Exploration Stage)

Three Month Periods

To

Ended November 30,

   November30, 2005

  2005

    2004

Revenue

$    15,000

 $      -

$   15,000

Operating Expenses (A)

    (74,030)             44,626

    539,197

Operating loss

    (59,030)

   (44,626)

  (524,197)

Other Income and Expense

Interest income

           382

             71

         1,148

Interest expense

   -

               -

          (206)

Profit on sales of securities

               -                       -

       59,965

Loss from Operations

 $  (58,648)

   $ (44,555)                   $  (463,290)

Loss Per Share:

Basic and Diluted

 $            -            $     -

Weighted Average Number of Shares Outstanding

      21,302,803      19,118,886

(A)  Included within Expenses are following expenses:

Geological fees and drilling cost

$  6,217

$ 12,266

Professional fees

  63,613

   28,020

            Consulting Fees

    1,640

        -

            Other expenses

    2,560

     4,340

$74,030

$44,626

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

      June 1, 2003

Six Months Periods

(Date of Inception of Ended November 30,

Exploration Stage) to

     2005

2004      November 30, 2005

Cash Flows From Operations:

    Net loss from operations

$(83,626)    $ (137,459)

$(463,290)

    Adjustments to reconcile net loss to net cash

         consumed by operating activities:

Depreciation and amortization

          -

        402

        2,714

Value of capital stock issued for services

          -

        -

      59,925

Value of options issued for services

       1,000

      6,840

      43,331

    Changes in current assets and liabilities:

Decrease (increase) in accounts payable and

        accrued liabilities

     (20,496)

    13,075

      11,140

Net cash consumed by operating activities

   (103,122)       (117,142)

  (346,180)

Cash Flows From Investing Activities:

    Investment in mineral rights

-

    (5,398)

      (5,398)

Net cash consumed by investing activities

            -               (5,398)

      (5,398)

Cash Flows From Financing Activities:

    Proceeds of common stock issuances

     200,000

     42,035

     426,630

    Decrease in stockholder advances

            -

         -

         (143)

Net cash provided by financing activities

     200,000

      42,035

     426,487

    Net increase (decrease) in cash

        96,878

    (80,505)

       74,909

    Cash balance, beginning of period

        63,499

      118,622

       85,468

    Cash balance, end of period

    $ 160,377    $    38,117

$   160,377

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2005

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. and its subsidiary ("the Company") as of November 30, 2005 and for the three and six month periods ended November 30, 2005 and November 30, 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the six months ended November 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2006.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2006.

2.

SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods for either interest or income taxes.

3.

DEVELOPMENT CONTRACT

Effective September 1, 2005, the Company signed an agreement with Electrum Resource, LLC (“Electrum”) to explore and, if successful, to develop the Bruner Gold Property in Nye County, Nevada. The agreement calls for Electrum to spend $3,000,000 in exploration expenses over three years and make prescribed payments to the Company over the initial five-year term of the contract. During that time Electrum can elect to receive a 65% interest in the property, increasing it to 75% if certain conditions are met. The property will revert to the Company if Electrum does not fulfill its obligations.

During September 2005, Electrum acquired 2,000,000 shares of Company stock for $200,000 and received warrants to purchase 1,000,000 shares of Company exercisable for two years at $.20 per share and warrants to purchase an additional 1,000,000 shares exercisable for four years at $.20 per share. The proceeds were allocated based on relative fair value of stock and warrants.

#

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements". All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-KSB for the period ended May 31, 2005. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

General.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired patented and unpatented mining claims located in Nye County, Nevada, known as the “Bruner” property. In addition, in December 2004, the Company entered into a lease and option agreement to acquire 10 unpatented mining claims in Lemhi County, Idaho comprising approximately 200 acres, known as the “Sage Creek” property.

The Company, independently and through joint venture partners,  intends to carry out a geological study and exploration work on its properties in order to ascertain whether the properties possess commercially exploitable quantities of gold and silver. Under the Sage Creek option agreement, the Company is required to pay the current owner the sum of $30,000 in staged payments over a four year period and incur exploration expenditures in the aggregate of $200,000 during the same period.  Upon meeting the requirements, the Company may elect to acquire the current owner's rights to the mining claims, subject to paying the current owner a two percent net smelter return royalty with advance annual royalty payments of $20,000 commencing on December 1, 2009. The Company may purchase one half of the net smelter return royalty by paying the current owner prior to December 1, 2009 the sum of $250,000 less any royalty payments made by the Company. If so acquired by the Company, it also may purchase half of the remaining net smelter return royalty by paying the current owner the sum of $250,000 at any time. As described in greater detail below, on September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement with Electrum Resources LLC regarding the Bruner property. Please refer to the Company’s Annual Report on Form 10-KSB for the period ending May 31, 2005 for a broader description of the Company’s business, and it’s past and proposed operations on its mining claims

Transaction with Electrum Resources, LLC.

As previously disclosed by the Company, on September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC, a Cayman Islands limited liability company (“Electrum”). The Agreement relates to the Company’s Bruner mining claims.  Subject to certain conditions therein, Electrum has agreed to incur annual expenditures in respect of the Bruner property in the amount of $250,000, $500,000, and $2,250,000 in the first, second and third years following the date of the Agreement, respectively (“Expenditure Obligations”).

In consideration of Electrum’s performance of its Expenditure Obligations, AIVN granted to Electrum the option and right to earn and vest an undivided 65% interest in the Bruner mining claims, and to form a joint venture (“Joint Venture”) for purposes of the management and ownership of the Bruner mining claims. The Joint Venture will be governed by a definitive mining venture agreement, the form of which has been agreed to by the parties (“Operating Agreement”). Electrum will be the initial manager of the Joint Venture and will have control of the activities and operations of the Joint Venture. Electrum can earn an additional 10% in the Joint Venture by successfully completing, at its expense, a positive bankable feasibility study. The study must be commenced within five years from completion of its Expenditure Obligations, and be completed within five years from commencement. The bankable feasibility study is a document prepared by independent professionals stating all of the technical, engineering and financial aspects of the project in sufficient detail whereby a bank or other lending institutions, in conjunction with their own investigations, can determine whether or not they will finance the mining project. If Electrum funds the Company’s share of future development costs of the Bruner property, Electrum will earn an additional 5% in the property. Electrum paid the Company the sum of $15,000 at closing, and agreed to pay the Company the sum of $25,000 on each anniversary of the effective date of the Agreement until it has completed its Expenditure Obligations.  The term of the Agreement is five years. If Electrum fails to timely incur or pay its Expenditure Obligations, timely commence and complete the stated feasibility study, or otherwise terminates the Agreement, it will forfeit its rights and interests in and to the Bruner property and Joint Venture.

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

Electrum has informed the Company that it intends to commence the drilling of 10 to 15 holes to depths greater than 500 feet as soon as an appropriate drilling rig is secured.

Plan of Operations.

The Company’s projected capital expenditures for the next 12 months ranges approximately between $250,000 and $750,000 as described below.  The Company’s plan of operations for this period consists of: conducting additional geological and geophysical studies on its Sage Creek property, identifying other mining properties for acquisition, monitor the exploration activities at the Bruner property and, subject to additional financing and the favorable analysis by the Company of available geological data, conduct drilling operations on the Sage Creek property.

As described above, the Bruner property is now subject to an exploration joint venture with Electrum.  The Company’s responsibility will consist of periodic site visits and periodic data reviews of the operations conducted by Electrum.

At the Sage Creek property, during the recent quarter, the Company completed, but did not fully analyze, a ground geophysical (magnetic) survey.  Depending upon the results of the geophysical survey and subject to obtaining permits from the U.S. Forest Service, a program of trenching across the prospective horizons will be undertaken by the Company.  If these results, in conjunction with the results of the geophysical survey, prove promising in the opinion of the Company,  it is anticipated that the Company will drill several shallow drill holes to test the prospective horizons.  The anticipated budget for these activities is $75,000. The stated amount includes a payment of $7,500 to the current owner of the Sage Creek property under the option agreement.  If the results from drilling are encouraging, the Company will seek to commence a more aggressive drilling program, which based upon available data, is estimated to cost approximately $500,000. The Company can not predict the actual costs of any drilling program, nor the results of such program. The Company will be required to raise additional funds or enter into a joint venture with a mineral exploration company to conduct such a program. The Company can not predict whether it will be successful in these endeavors.

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

The Company has received $215,000 in connection with the Electrum transaction, part of which, has been used by the Company to satisfy its outstanding debts and liabilities. Any funds remaining from the Electrum transaction will be allocated towards the Company’s operating budget as provided above. The Company will be required to raise additional funds to support the difference between its available capital and its proposed budget.  If the Company is unable to raise such additional funds, it intends to prioritize available capital.  The Company will pay its overhead requirements on an “as needed” basis.  Next, it will devote available capital to the maintenance of the Sage Creek property and exploration program based on the exploration potential and comparative risk avoidance.  Available capital remaining will then be allocated towards the identification and exploration of other mining properties.  Any financing by the Company will be through the private placement of its capital stock or through debt financing.  At this time, the Company has no commitments for any such financing.  No assurances can be given that the Company will be successful in these endeavors.  If the Company is unsuccessful in these endeavors, it may have a material adverse impact on the Company and its ability to conduct its business in the future.

Item 3. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of November 30, 2005. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

During the second fiscal quarter of 2006, the Company moved its offices from 6 Glory Lane, Wantage, New Jersey 07461 to 4058 Histead Way, Evergreen, Colorado 80439. The Company’s new offices are located at the residence of its President. The Company occupies its offices under a rent free arrangement with its President through fiscal 2006.

Item 6.   Exhibits and Reports on Form 8-K

(a). Furnish the Exhibits required by Item 601 of Regulation S-B.

Exhibit 31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit 32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

(i) On September 9, 2005, the Company filed a report under Form 8-K to report events under Items 5.02 and 9.01 thereunder, respectively.

(ii) On September 28, 2005, the Company filed a report under Form 8-K to report events under Item 5.02 thereunder.

(iii) On September 29, 2005, the Company filed a report under Form 8-K to report events under Items 1.01, 3.02, 5.01 and 9.01 thereunder, respectively.

(iv) On September 29, 2005, the Company filed a report under Form 8-K to report events under Item 5.02 thereunder.

(v) On October 19, 2005, the Company filed a report under Form 8-K to report events under Item 5.02 thereunder.

#

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 13, 2006

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

#