Form 10QSB
period 2006-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2006-04-13
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 28, 2006

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

Yes: [  ]    No: [X]

Indicate the number of shares  outstanding  of each of the issuer's  classes of common stock, as of April 10, 2006 is 21,896,710 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One): Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at February 28, 2006 (unaudited)

         and May 31, 2005 (audited)

F-1

      - Statements of Operations and Deficit Accumulated During  Exploration

        Stage for the nine month periods ended February 28, 2006 and

        February 28, 2005 and from June 1, 2003 to February 28, 2006

F-2

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended February 28, 2006 and

        February 28, 2005 and from June 1, 2003 to February 28, 2006

F-3

      - Statements of Cash Flows for the nine month periods

       ended February 28, 2006 and February 28, 2005, and

       from June 1, 2003 to February 28, 2006

F-4

      -Notes to Financial Statements

F-5

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

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

                        ASSETS

February 28, 2006

May 31, 2005

      (Unaudited)

    (Audited)

Current Assets

Cash

$    131,902

$       63,499

Prepaid expense

             150

              150

Total current assets

      132,052

         63,649

Fixed Assets

Office furniture and equipment

        11,567

         11,567

Less, accumulated depreciation

        11,567

         11,567

Net fixed assets

            -

             -

Other Assets

Mineral rights

          8,670

           8,670

Total other assets

          8,670

           8,670

    TOTAL ASSETS

$    140,722

$       72,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses

$         6,250

$      62,143

Total current liabilities

           6,250

        62,143

Stockholders’ Equity

Common stock – authorized, 50,000,000

    shares of $.00001 par value; issued and

    outstanding, 21,896,710 shares and

    19,896,710 shares, respectively

              218

198

Capital in excess of par value

    1,982,307

   1,893,427

Additional paid in capital - options

         43,331

        42,331

Additional paid in capital – warrants

       141,415

            -

Deficit accumulated during exploration stage

     (486,683)

     (379,664)

Deficit prior to exploration stage

     (738,984)

     (738,984)

Common stock held in treasury - 1,751,666

    shares, at cost

     (807,132)

     (807,132)

Total stockholders’ equity

      134,472

        10,176

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ EQUITY

$     140,722

$      72,319

The accompanying notes are an integral part of these financial statements.

F-1

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING EXPLORATION STAGE

For the Three Month Periods Ended February 28,

(Unaudited)

        June 1, 2003 to

  (Date of Inception of

 Exploration Stage) to

    2006

    2005      February 28, 2006

Revenue

$       -

$      -

$   15,000

Administrative Expenses

     24,489

     31,650(A)

   563,686

Operating loss

    (24,489)

    (31,650)

  (548,686)

Other Income and Expense

Interest income

       1,096

            52

       2,244

Interest expense

         -

          -

         (206)

Gain on sales of securities

         -

          -

     59,965

Loss accumulated during exploration stage

    (23,393)

    (31,598)

$(486,683)

Total Comprehensive Loss

$(23,393)

$(31,598)

Loss Per Share:

Basic and Diluted

    $  -

    $   -

Weighted Average Number of Shares Outstanding

   21,896,710

   19,405,677

(A)  Includes the following expenses:

Geological fees and drilling cost

$     450

$  1,000

Professional fees

    7,817

    3,420

Consulting fees

    5,783

  15,056

Press release expense

    1,376

    5,191

Rent

    5,000

      -

Royalties

      -

    2,500

License and permits

    3,670

      -

Other expense

       393

    4,483

$24,489

$31,650

The accompanying notes are an integral part of these financial statements.

F-2

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING

EXPLORATION STAGE

For the Nine Month Periods Ended February 28,

(Unaudited)

June 1, 2003

(Date of Inception of         Exploration Stage) to

    2006

    2005       February 28, 2006

Revenue

$   15,000

$      -

$   15,000

Administrative Expenses

   123,506(A)

   169,295(A)

   563,686

Operating loss

  (108,506)

  (169,295)

  (548,686)

Other Income and Expense

Interest income

       1,487

          238

       2,244

Interest expense

         -

         -

         (206)

Gain on sales of securities

         -

         -

     59,965

Loss accumulated during exploration stage

  (107,019)

  (169,057)

$(486,683)

Total Comprehensive Loss

$(107,019)

$ (169,057)

Loss Per Share:

Basic and Diluted

    $   -

   $( .01)

Weighted average number of shares outstanding

   20,876,710

   19,059,226

(A)

Includes the following expenses:

Geological fees and drilling cost

$     6,667

$   62,828

Officer options

         -

     10,260

Professional fees

     88,956

     61,352

Consulting fees

     11,792

     18,017

Licenses and permits

       3,670

       4,475

Press release expenses

       3,315

       1,640

Royalties

         -

       2,500

Rent

       5,000

          454

Other expenses

       4,106

       7,769

$ 123,506

$ 169,295

The accompanying notes are an integral part of these financial statements.

F-3

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended February 28,

(Unaudited)

      June 1, 2003

(Date of Inception of Exploration Stage) to

     2006

2005      February 28, 2006

Cash Flows From Operations:

    Net loss from continuing operations

$(107,019)    $(169,057)

$(486,683)

    Adjustments to reconcile net loss to net cash

         consumed by operating activities:

Depreciation

         -                      402

       2,714

Value of options granted for services

       1,000

   10,260

     43,331

    Changes in current assets and liabilities:

Increase (decrease) in accounts payable and

        accrued liabilities

    (25,578)

   24,120

       6,058

Value of stock issued for services

         -

       -

     59,925

Net cash consumed by operating activities

  (131,597)      (134,275)

  (374,655)

Cash Flows From Investing Activities:

    Investment in mineral rights

         -

   (5,398)

      (5,398)

Net cash consumed by investing activities

         -                (5,398)

      (5,398)

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

   200,000

  86,555

   426,630

    Decrease in stockholder advances

         -

      -

         (143)

Net cash provided by financing activities

   200,000

  86,555

   426,487

    Net increase (decrease) in cash

     68,403

 (53,118)

     46,434

    Cash balance, beginning of period

     63,499

118,622

     85,468

    Cash balance, end of period

$ 131,902    $    65,504

$ 131,902

The accompanying notes are an integral part of these financial statements.

F-4

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2006

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. and its subsidiary ("the Company") as of February 28, 2006 and for the three and nine month periods ended February 28, 2006 and February 29, 2005, have been prepared in accordance accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods.  The results of operations for the nine months ended February 29, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2006.

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

2.

SUPPLEMENTARY CASH FLOWS INFORMATION

There was no cash paid for either interest or income taxes during either of the periods presented.

During the 2005 period, 200,000 warrants, valued at $30,315 were issued to settle a liability to a consultant.

F-5

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

Electrum has informed the Company that it intends to commence the drilling of 10 to 15 holes to depths greater than 500 feet as soon as an appropriate drilling rig is secured. Electrum has advised the Company that a drilling rig is scheduled to be on location in the later part of May 2006.

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

At the Sage Creek property, during the recent quarter, the Company completed, but did not fully analyze, a ground geophysical (magnetic) survey. The Company’s geophysical contractor has not yet completed his report, however, depending upon the results of the geophysical survey and subject to obtaining permits from the U.S. Forest Service, a program of trenching across the prospective horizons will be undertaken by the Company.  If these results, in conjunction with the results of the geophysical survey, prove promising in the opinion of the Company,  it is anticipated that the Company will drill several shallow drill holes to test the prospective horizons.  The anticipated budget for these activities is $75,000. The stated amount includes a payment of $7,500 to the current owner of the Sage Creek property under the option agreement.  If the results from drilling are encouraging, the Company will seek to commence a more aggressive drilling program, which based upon available data, is estimated to cost approximately $500,000. The Company can not predict the actual costs of any drilling program, nor the results of such program. The Company will be required to raise additional funds or enter into a joint venture with a mineral exploration company to conduct such a program. The Company can not predict whether it will be successful in these endeavors.

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

Item 3. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of February 28, 2006. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b)  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ending February 28, 2006 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter, the Company issued to its former President a stock purchase warrant to acquire 200,000 shares of  the Company’s common stock in settlement of an outstanding liability in favor of the former officer. The warrant is exercisable at $0.01 per share during a five year term. The warrant was effective as of December 22, 2005. The offering was exempt from registration pursuant to Section 4(2) or Section 3(b) of the Securities Act of 1933, as amended (the “Act”), including Rule 506 of Regulation D promulgated under the Act. The subscriber had prior investment experience,  represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, appropriate legends were affixed to the warrant certificates issued in such transaction, and no advertisement or general solicitation was used in connection with the offering.

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

Dated: April 12, 2006

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

#