Form 10KSB
period 2006-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2006-09-14
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2006

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

As of September 8, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $2,414,517. This calculation is based upon the average of the bid price of $0.11 and asked price of $0.15 of the common stock on September8, 2006.

The number of shares outstanding of the registrant's class of common stock on September 8, 2006 was 21,896,710 shares.

Disclosure Regarding Cautionary Statements.

Cautionary Statements.

Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND NEED FOR ADDITIONAL CAPITAL. As of May 31, 2006, the Company audited financial statements reflect total assets of $123,026, total current liabilities of $39,028, working capital of $49,848, and a loss from  operations for the 12 month period then ended of $165,176.  Accordingly, certain risks exist with respect to the Company and its ability to effect its plan of operations of conducting additional exploratory work on its existing mining property or acquiring additional mining properties.

INDUSTRY RISKS. The Company’s business consists of acquiring prospective mineral properties, principally gold and silver properties, and after acquisition, conduct limited exploration work on the properties in order increase the potential value of its acquired properties. This industry is historically capital intensive and of high risk. The Company’s ability to achieve profitable operations will be dependent upon many factors, including its ability to raise sufficient capital to identify and acquire prospective mineral properties, and to conduct limited exploration so as to prove up or enhance the potential reserves of such properties.  The ability to discover such reserves are subject to numerous factors, most of which are beyond the Company’s control and are not predictable. Exploration for gold involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

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

With respect to the Bruner property, the Company has completed  an initial phase of exploratory work on the property consisting of sampling surface and underground exposures of mineralized zones and including five diamond core drill holes.  In September 2005, the Company entered into an exploration agreement with Electrum Resources LLC to explore the potential for gold mineralization at deeper depths on the Brunner property. The Company can not predict whether the results of any future geological work performed on the Bruner property will be sufficient to conclude that economic deposits exist on such claims, and whether such reserves, if any, are recoverable.

Regarding the Company’s Sage Creek property, due to the Company’s limited available cash, the Company will be able to conduct only limited geological exploration on the property. These exploration efforts likely will not be extensive, nor will such efforts be conclusive in determining the presence of  commercial mineralization,

NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has a present need for additional capital in order to fulfill its plan of operations which may include the initial exploration work on the Sage Creek property along with its other working capital needs (See “Part II-Item 6 Plan of Operations”). In addition, the Company may require additional capital to acquire additional properties, and/or conduct exploratory work on existing and newly acquired properties. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of additional shares of Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to existing shareholders.

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

ENVIRONMENTAL AND OTHER RISKS. Mining activities pose certain potential environmental risks, as well as potential personal injury risks. While the Company will attempt to manage its risks, one or more incidents of environmental damage or personal injury resulting from its mining activities could have a material adverse impact on the business of the Company.

VOLATILE PRICES AND LIMITED VOLUME FOR COMPANY’S COMMON STOCK. Historically, there has been a limited trading market for the Company’s common stock. The price of the common stock has been extremely volatile. Due to the low price of the Company’s common stock, many brokerage firms may refrain or be prohibited from trading in the Company’s common stock. This could have an adverse effect on sustaining any market for the Company’s common stock. Consequently, shareholders may not be able to sell their shares at a desirable time, if at all.

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

BUSINESS OF COMPANY.

General.

The Company’s plan of operations for the foreseeable future is to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic but prospective mineral properties in the United States, principally gold properties. These properties likely have had prior mineral exploration work or actual mining activities conducted on site.  Once a property has been identified and/or acquired, the Company intends to re-evaluate the property based on the experience of its management and consultants, and will seek to enhance the value of the property by performing limited exploratory work on the property. The exploratory work may consist of on site geological mapping, field testing, and the drilling of exploration drill holes. At this time, the Company does not intend to engage in actual mineral extraction operations. However, if the Company is successful in enhancing property values through additional exploratory work, it may consider a number of options, including selling the property to interested mining companies. The Company can not predict whether it will be successful in these endeavors.

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

As discussed in greater detail below, on September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC, a Cayman Islands limited liability company (“Electrum”) relating to the Bruner mining claims.

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

In connection with its exploration agreement with Electrum, Electrum staked in the Company’s name but subject to the exploration agreement, 67 additional unpatented mining claims totaling approximately 1340 additional acres. Electrum will be responsible for the cost of maintaining the unpatented mining claims in good standing.

Exploration of Low Grade Targets On Bruner.

During the past 25 years, several companies have conducted significant exploration in the Bruner district, which includes the Company’s existing claims, for volcanic-hosted, bulk-tonnage precious metal mineralization at shallower depths.  The work completed includes geological mapping and sampling, about 1,000 soil geochemistry samples, several hundred rock chip samples from outcrops and underground workings, helicopter-airborne and ground geophysics, and approximately 147 drill holes totaling 65,185 feet. Gold mineralization has been detected in many of the drill holes. Most of the drill holes are reverse circulation holes.  The Company estimates that approximately $1.5 to $2 million has been spent on exploration in the area by the prior explorers.

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

Several preliminary estimates have been made in the past of the mineralized material that may be present on the Bruner property.  The most recent  estimate was evidenced in a report prepared by a professional mining consultant to a major mining company that previously owned the claims.  The consultant in his report estimated that the Duluth target on the Company's Bruner property contains approximately 15 million tons of “mineralized material”1

 “Mineralized material” is gold bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.

 with a grade of 0.026 oz Au/ton, based on data from 37 reverse circulation drill holes and assuming a cutoff grade of 0.010 oz Au/ton and a rock density of 12 ft3/ton. The consultant concluded that there are several other targets areas on the Bruner property that have excellent potential for the delineation of additional mineralized material.  The Company has not sufficiently analyzed this data to corroborate the estimations of “mineralized material” reported by the consultant.  Without additional geological, engineering and economic studies, along with additional drilling, the Company can not predict whether commercial mineralization may exist on the property.

During May and June of 2004, the Company conducted a limited diamond drill program in the Duluth area of the Bruner claims designed to follow up reverse air circulation drilling previously conducted on the property in the 1980's. During this period, the Company also performed surface geological mapping, and sampling in the area. The Company drilled five holes for a total of 767 linear feet. The cost of the program was approximately $68,000. The Company’s results were similar to previous drilling results on the property. Gold values greater than 0.02 oz/ton were detected in all of the five holes that were drilled.  Hole 181 contained a 14.3 foot interval that ran 0.079 oz Au/ton including a three foot interval that ran 0.257 oz Au/ton, hole 182 contained a 20.3 foot interval that ran 0.061 oz Au/ton, and hole 184 contained a 28.0 foot interval that ran 0.078 oz Au/ton including a 5.5 foot interval that ran 0.335 oz Au/ton. Management and its consulting geologists have re-considered the economic potential of the shallow depths on the Bruner claims based on prior results of its exploration program and that of past exploration efforts in view of current gold prices. Previously, management concluded that the shallow, open pittable potential has been effectively tested and appeared non-commercial. This conclusion was based on gold prices ranging from $300 to $350 per ounce. In view of the current gold price, management now believes that a more comprehensive evaluation of the economic potential of the shallow depths may be warranted.

Exploration Potential on Deeper Targets.

All of the past exploration efforts on the Bruner claims, including the Company’s efforts described above,  have focused on finding bulk mineable deposits like those found at Round Mountain, Paradise Peak and Rawhide open pit mines.  Past exploration on the Bruner property has identified several areas where significant volumes of bulk mineable gold mineralization may occur at depths of less than 300 feet, which therefore could be amenable to open pit mining methods. The Company can not predict whether such mineralization is economic at this time.

The potential for high-grade vein targets on the Bruner property, especially at depths greater than the low grade mineralization which has been explored to date, remains largely untested.  Previous exploration drilling encountered several vein intercepts assaying greater than 0.5 oz/ton Au, and surface sampling also yielded assay results of greater than 0.5 oz/ton Au. Preliminary evaluation of the Company’s recent diamond drilling results and surface geological work suggests the possibility of mineralization at greater depths, which may be similar to the Midas (also known as the Ken Snyder) mine located approximately 90 miles from Carlin, Nevada. The Midas/Ken Snyder mine was discovered in the mid-1990's and production commenced in January 1999 at an annual rate of about 200,000 ounces of gold per year by Newmont Mining Corp.  Newmont’s published reserves for the Midas/Ken Snyder mine on December 31, 2003 were 3,400,000 tons at a grade of 0.58 ounces of gold per ton containing 1,950,000 ounces of gold, with a similar amount of mineralized material.

Transaction with Electrum and Recent Activities.

On September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC, a Cayman Islands limited liability company (“Electrum”) relating to the Bruner mining claims.

Subject to certain conditions therein, Electrum has agreed to incur annual expenditures in respect of the Bruner property in the amount of $250,000, $500,000, and $2,250,000 in the first, second and third years following the date of the Agreement, respectively (“Expenditure Obligations”).

In consideration of Electrum’s performance of its Expenditure Obligations, AIVN granted to Electrum the option and right to earn and vest an undivided 65% interest in the Bruner mining claims, and to form a joint venture (the “Joint Venture”) for purposes of the management and ownership of the Bruner mining claims. The Joint Venture will be governed by a definitive mining venture agreement the form of which has been agreed to by the parties (“Operating Agreement”). Electrum will be the initial manager of the Joint Venture and will have control of the activities and operations of the Joint Venture. Electrum can earn an additional 10% in the Joint Venture by successfully completing, at its expense, a positive bankable feasibility study. The study must be commenced within five years from completion of its Expenditure Obligations, and completed within five years from commencement. The bankable feasibility study is a document prepared by independent professionals stating all of the technical, engineering and financial aspects of the project in sufficient detail whereby a bank or other lending institutions, in conjunction with their own investigations, can determine whether or not they will finance the mining project. If Electrum funds the Company’s share of future development costs of the Bruner property, Electrum will earn an additional 5% in the property. Electrum paid the Company the sum of $15,000 at closing, and agreed to pay the Company the sum of $25,000 on each anniversary of the effective date until it has completed its Expenditure Obligations.  Electrum has made the second anniversary payment to the Company. The term of the Agreement is five years. If Electrum fails to timely incur or pay its Expenditure Obligations, timely commence and complete the stated feasibility study, or otherwise terminates the Agreement, it will forfeit its rights and interests in and to the Bruner property and Joint Venture.

In late May 2006, Cougar Gold, LLC, a subsidiary of Electrum, commenced an exploratory drilling program on the Bruner property. To date, nine core holes have been completed and the assays been received.  Although there were several short intervals of relatively low grade gold mineralization recorded, there were no zones of the high grade mineralization that were the target of the drilling program. The targets for these holes were various intersections of the northwesterly major faults and the northeasterly splay faults.  Cougar has advised the Company that although they were disappointed by these results, they plan to continue the project, by further evaluating the Bruner geology to identify new targets and by conducting a comprehensive calculation of the shallow resource that has been identified by earlier explorers, which includes data obtained from the Company’s drill holes during 2004 and discussed above. On September 8, 2006, the Company filed a Report of Form 8-K with the Securities and Exchange Commission which is addressed the Bruner drilling operations.

Sage Creek Property – Lemhi County, Idaho.

In December 2004, the Company entered into an option agreement to acquire 10 unpatented mining claims in Lemhi County, Idaho comprising approximately 200 acres. Following the option agreement, the Company has staked an additional 21 unpatented claims, contiguous to the initial claims, comprising approximately 200 additional acres.  Total mineral holdings in the Sage Creek property are approximately 400 acres.

The Sage creek property is adjacent to the Ulysses mine, which in the early part of the twentieth century produced 90,000 tons of ore averaging 0.33 ounce per ton gold and recovered 30,000 ounces of gold from a south-dipping mineralized horizon.  The mineralization at the Ulysses mine was reported to occur as a tabular lode conformable with the enclosing sedimentary rocks.  This mineralization is currently interpreted to be a Proterozoic age (Precambrian), stratiform, oxide-phase, banded iron formation.  The occurrence is genetically and geologically similar to the well known copper-cobalt deposits at the Blackbird mining district located about 30 miles to the south.  However, in contrast to the Blackbird deposits, the mineralization at Ulysses and Sage Creek appears to be low in base metals and high in gold values.

There are very few outcrops exposed on the property, but the mineralized horizon is believed to occur close to surface.  During 2005 and 2006, the Company conducted reconnaissance on the property and collected samples from rocks found at the surface which range from a low of 0.017 oz of gold per ton to a high of 1.43 oz of gold per ton.   All of the samples reported above were collected by the Company, and the values are consistent with previous sampling completed on the property.  The samples, which typically consisted of five to seven pounds of rock material collected on the surface, were analyzed by an independent third party laboratory using fire assays with a gravimetric finish for gold.  The samples are preliminary and strictly of a reconnaissance nature.  Therefore these samples do not represent a quantitative measurement of the gold content of the mineralized horizon, nor should the results be interpreted to indicate that gold mineralization is present in a quantity and grade that would represent an economically viable ore deposit.  Substantial additional geological and engineering work would have to be completed to confirm the presence of proven reserves that meet SEC standards, and no assurance can be given that any such reserves will eventually be defined.

In 2005, the Company contracted with Gradient Geophysics, a geophysical consulting firm, to conduct a detailed ground-based magnetic survey over the principal area of interest at Sage Creek.  The survey was completed in October 2005 and survey results were received by the Company in early 2006.  The survey reveals two northwesterly trending magnetic anomalies which appear to coincide with the surface presence of mineralized float and the known historical mineral prospecting activities on the property.  Present interpretation is that the anomalies reflect the subcrop presence of the iron oxide phase banded iron formation(s).

Based on the geophysical results and prior surface mapping and sampling efforts, the Company has established plans for a diamond core drilling program to test the indicated mineral targets.  A plan of operations for the proposed drilling program has been submitted to the Salmon, Idaho offices of the U.S. Forest Service (Salmon-Challis National Forest), and the plan is presently undergoing the advanced scoping process.  Barring unforeseen problems, anticipated approval for the proposed plan of operations is expected in late September 2006.  Subject to weather conditions; the planned drilling could begin in early October, 2006, or as late as spring of 2007.  In order for the Company to conduct the described activities on the Sage Creek property, the Company may be required to raise additional funds. The Company can not predict whether it will be successful in raising such additional funds.

Item 2. Description of Property.

The Company’s business office is located at 4058 Histead Way, Evergreen, Colorado 80439, and is provided by the Company’s President on a rent-free basis under an oral arrangement between the parties.  The Company believes that this office space will sufficient to support its needs for the next 12 months.

During July 2002, the Company acquired certain patented and unpatented mining claims known as the Bruner property located in Nye County, Nevada from Orcana Resources, Inc. and Miramar Gold Corporation (collectively “Orcana”). Under the terms of acquisition, the Company is required to maintain the property in good standing under state mining regulations for at least one full assessment year and pay Orcana a two percent net smelter royalty on all metals and materials mined or produced from the property. The Company maintains the right to purchase the net smelter royalty from Orcana for the sum of $250,000 payable in cash and/or marketable securities of the Company. In addition, upon achieving commercial production on the Bruner property, the Company is obligated to pay Orcana $250,000 within 120 day of achieving such commercial production. The payment may be in the form of cash and/or marketable securities of the Company.  The Company’s Bruner claims consist of 28 patented claims totaling 560 acres and 41 unpatented claims totaling 820 acres in the heart of the Bruner district.  All claims are in good standing.  As stated above, the Company acquired the majority of the property in July 2002 from Orcana, and additional claims were staked during 2003.   Prior to the Company’s acquisition of the claims, Miramar completed an extensive environmental clean-up of the property, and the Company is not aware of any environmental liabilities associated with the property. In addition, during 2005, in connection with its exploration agreement with Electrum Resources, LLC, Electrum staked in the Company’s name but subject to the exploration agreement, 67 additional unpatented mining claims totaling approximately 1340 additional acres. Electrum will be responsible for the cost of maintaining the unpatented mining claims in good standing.

In December 2004, the Company entered into an option agreement to acquire 10 unpatented mining claims in Lemhi County, Idaho comprising approximately 200 acres.  Following the option agreement, the Company has staked an additional 21 unpatented claims, contiguous to the initial claims, comprising approximately 400 acres. Under the option agreement for the Idaho claims, the Company is required to pay the current owner the sum of $30,000 in staged payments over a four year period and incur exploration expenditures in the aggregate of $200,000 during the same period.  Upon meeting the requirements, the Company may elect to acquire the current owner's rights to the mining claims, subject to paying the current owner a two percent net smelter return royalty with advance annual royalty payments of $20,000 commencing on December 1, 2009. The Company may purchase one half of the net smelter return royalty by paying the current owner prior to December 1, 2009 the sum of $250,000 less any royalty payments made by the Company. If so acquired by the Company, it also may purchase half of the remaining net smelter return royalty by paying the current owner the sum of $250,000 at any time.

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

On April 20, 2004 Mr. Carrington and Mr. Nunnemaker filed a complaint against the Company in the Nevada Second District Court in Washoe County, Nevada asserting breach of contract and contending that the company fraudulently caused them to enter into certain agreements with the Company.   The Company filed an answer denying the plaintiffs’ claims, and also  filed a counterclaim against the plaintiffs.  The Company's counterclaim alleged that, among other things, the defendants breached the conditions of their engagement agreement with the Company, they wrongfully maintained possession of geological data pertaining to the Bruner property, they fraudulently obtained certain mining properties for their own benefit and unjustly enriched themselves while serving as officers and directors of the Company in violation of their fiduciary duty to the Company, and they withheld or misrepresented material facts and information from the Board of Directors.  On August 19, 2004, the plaintiffs filed a notice of lis pendens on the Bruner property, contenting that they maintained certain rights to the Bruner property. The Company disputed plaintiff’s claims and requested a hearing on the matter. In November 2004, the court ruled in favor of the Company and dismissed the lis pendens, stating that the Company is the”…owner of the Bruner Property and entitled to possession of the Bruner Property  free from interference by the Plaintiffs…”

On June 15, 2006, the Company settled the above described lawsuit. The settlement was reached through a mediation process encouraged by the judge presiding over the Nevada action. Under the terms of the settlement reached by the parties:

o

The Company will retain its interest in the Brunner property located Nye County, Nevada,

o

Messrs. Carrington and Nunnemaker will retain their interest in the Mt. Hamilton property located near Ely, Nevada,

o

Messrs Carrington and Nunnemaker each will retain 100,000 shares of the Company’s common stock, and each will immediately  return to the Company  400,000 shares of the Company’s common stock previously issued to them,

o

All claims and allegations by each party against the other have been dropped and dismissed with prejudice,

o

The Company’s $25,000 bond will be released and returned to the Company, and

o

Each party will be responsible for their own costs related to the litigation.

The Company’s Board of Directors approved the terms of the settlement on June 16, 2006.

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

2004

Low Bid

High Bid

1st Quarter

$0.11

$0.25

2nd Quarter

$0.03

$0.10

3rd Quarter

$0.05

$0.15

4th Quarter

$0.05

$0.28

2005

Low Bid

High Bid

1st Quarter

$0.12

$0.26

2nd Quarter

$0.09

$0.11

3rd Quarter

$0.10

$0.15

4th Quarter

$0.13

$0.15

2006

Low Bid

High Bid

1st Quarter

$0.08

$0.12

2nd Quarter

$0.11

$0.41

3rd Quarter

$0.10

$0.19

4th Quarter

$0.11

$0.22

2007

Low Bid

High Bid

1st Quarter

$0.11

$0.35

As of September 8, 2006, there are 225 shareholders of record of the Company's common stock.  Although there are no restrictions on the Company's ability to declare or pay dividends, the Company has not declared or paid any cash dividends since its inception and does not anticipate paying such dividends in the future.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders (1)	2,300,000	$0.10	2,300,000
Total	2,300,000	$0.10	2,300,000

(1) The amount represents (i) options to acquire 1,800,000 shares of common stock of the Company granted to the Company’s officers and directors, (ii) options to acquire 300,000 shares of common stock of the Company granted to Steven Davis, the  Company’s President, and (iii) stock warrants to acquire 200,000 shares of common stock of the Company granted to James Duff, the former President of the Company, all as described below.  In January 2005, the Board of Directors of the Company approved a stock option grant to its then current officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired. On September 15, 2005, the Company granted Mr. Steven Davis, the Company’s President, stock options to acquire 300,000 shares of common stock of the Company, of which one third of the options vested immediately, one third vest on September 15, 2006, and the remainder vest on September 15, 2007. The options are exercisable at $0.17 per share during a five year term. On December 22, 2005, the Company issued a stock warrant to acquire 200,000 shares of the Company’s common stock to James Duff, the Company’s former president, in exchange for past due services owed to Mr. Duff in the amount of $30,315. The warrants expire December 22, 2010 and are exercisable at a price of $0.01 per share.

Recent Sales of Unregistered Securities.

None

Item 6. Plan Of Operation.

Overview

The Company is an exploration stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired mining claims located in Nye County, Nevada, known as the “Bruner” claims, and in Lemhi County, Idaho known as the “Sage Creek” property.

The Companies projected capital expenditure for the next 12 months is approximately $130,000 to $230,000 as described below.  The Company has budgeted $50,000 for initial phase of drilling and other exploration on the Sage Creek property.  Depending upon the results of the initial phase of drilling, a further drilling program is budgeted for $100,000. A budget of $50,000 is planned for due diligence and acquisition for new mining properties. Finally, corporate overhead that includes payment of consulting fees, legal, accounting, and miscellaneous expenditures is projected to be $30,000. Other than as indicated above, the Company has no other projected capital expenditures.

As of May 31, 2006, the Company has available working capital of $18,694. Therefore, the Company will be required to finance its plan of operations through the private placement of its capital stock or through debt financing. If the Company is able to raise part but not all of its projected working capital needs, it intends to prioritize available capital. The Company will pay its overhead requirements on an “as needed” basis. Next, it will devote available capital to the Sage Creek exploration.  Available capital remaining will be allocated towards to identification and exploration of other mining claims. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on Company and its ability to conduct its business in the future.

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

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2006. Based on this evaluation, our President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s  Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to its reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during our most recent quarter.

PART III

Item 9.  Directors. Executive Officers. Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company during fiscal year ending May 31, 2006 are as follows;

Name

Age

Position

Myron Goldstein

66

Chairman and Principal Financial

Officer

Steven Davis

64

President and

Principal Executive Officer

Jack Wagenti

69

Director

Arthur deWitt Ackerman

63

Director

Walter Salvadore, Jr.

51

Director

Brian G. Russell

76

Director

James K. Duff

61

Director

-------------------------------------------------------------------------------------------------------------------------------

Mr. Myron Goldstein, Chairman and Principal Financial Officer.

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

Mr. Steven Davis, President and Principal Executive Officer.

    Mr. Davis was appointed President and Chief Executive Officer of the Company on September 15, 2005. Mr. Davis has over 35 years of professional experience and management in the minerals industry throughout North, Central and South America, with a focus on exploration and resource development of precious metals systems having been employed by Homestake Mining Company, ASARCO Inc., Zamora Gold and Cordero Mining Company (SUNOCO).  From June 2000 to the present time, Mr. Davis has been an independent consultant to the domestic and international mining industry. From October 2005 to the present, Mr. Davis has been Vice President, Exploration for New Horizon Uranium Corp., Golden, Colorado.  From March 1999 to May 2000, he was President and Chief Executive Officer of Sun River Mining, Inc.

Mr. Jack Wagenti, Director.

    Mr. Wagenti has acted in varying officer capacities and director of the Company from 1996 to the present. On October 15, 2005, Mr. Jack Wagenti resigned in his capacity as the Company’s Secretary, Treasurer and Chief Financial Officer, and remains as a Director of the Company. From 1988 to 1996, Mr. Wagenti owned and operated a real  estate brokerage business located in Lodi, New Jersey. Mr. Wagenti also is an officer and director of US Precious Metals, Inc. and International Power Group, Ltd., both reporting companies under the federal securities laws. Other than his positions with the Company, International Power Group, Ltd. and US Precious Metals, Inc., Mr. Wagenti is not engaged in any other active business.

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

Mr. James Duff, Director.

    Mr. Duff was appointed President and Chief Executive Officer of the Company on April 10, 2004. Mr. Duff has over 35 years of diverse, international mining experience. From November 2002 to the present, Mr. Duff has been a consultant to Coeur d'Alene Mines Corporation, Coeur d'Alene, Idaho. Mr. Duff was Vice President of Business Development from 1995 to November 2002, and was Director of Business Development from 1990 to 1995, of Coeur d'Alene Mines Corporation. Mr. Duff also is the Chairman of Little Squaw Gold Mining Co. a public company on the OTC Bulletin Board. On September 6, 2005, Mr. Duff resigned as the Company’s President and Chief Executive Officer, and on that date was appointed a Director of the Company..

     Each  director  serves until the next annual  meeting of  Shareholders  and until his respective successor is duly elected and qualifies. Executive officers are elected by the Board to serve at the discretion of the directors.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2006, 2005 and 2004 that received compensation from the Company are set forth in the following table and information below:

SUMMARY COMPENSATION

Annual Compensation

Long Term  Compensation

Other

Restricted          Securities

Name and

Annual

Stock Awards   underlying

Principal

Salary

Bonus

Compensation

              options/SARS

Position

Year

   ($)

  ($)

($)

      ($)                       (#)

-----------------------------------------------------------------------------------------------------------------------

Myron Goldstein

2006

   -0-

  -0-

-0-

      -0-

        -0-

Chairman

2005

   -0-

  -0-

-0-

      -0-

        -0-

2004

   -0-

  -0-

-0-

      -0-

        -0-

James Duff(1)

2006

   -0-

  -0-

$35,315

      -0-

        -0-

Former President

2005

   -0-

  -0-

$16,800

      -0-

        -0-

2004

   -0-

  -0-

$ 7,000

   19,975

        -0-

Steven Davis(2)

2006

   -0-

  -0-

$5,940

     -0-                      300,000

President

---------------------------------------------------------------------------------------------------------------------

(1). In December 2005, Mr. Duff was paid $5,000 in cash and received stock warrants to acquire 200,000 shares of the Company’s common stock in exchange for an amount of $35,315 which was due Mr. Duff at that time. On December 23, 2003, Mr. Duff received a stock option to acquire 250,000 shares of common stock of the Company for a total consideration of $25. The option was exercised in January 2004.  The most recent closing market price of the Company’s common stock on the date of grant was $0.08. The value of restricted stock award equals the product of the stated closing price multiplied by 250,000 less the exercise price paid. During fiscal 2004, Mr. Duff received $7,000 in consulting fees from the Company under a consulting agreement with the Company which is discussed below. During fiscal 2005, was entitled to receive $16,800 under the consulting agreement with the Company. Mr. Duff resigned as President and Chief Executive Officer of the Company on September 6, 2005 and on that date was appointed a Director of the Company.

(2). On September 15, 2005, Mr. Steven R. Davis was appointed as the Company’s President and Chief Executive Officer by its Board of Directors. The Company and Mr. Davis have agreed that, Mr. Davis in his capacity as President, Mr. Davis will be paid a monthly fee of $2,000 for which he will devote approximately 30 hours per month on the business affairs of the Company. Additional time spent on Company affairs will be billed at the rate of $50.00 per hour. During fiscal 2006, the Company paid Mr. Davis $5,940, and an additional $12,000 is due Mr. Davis under his consulting arrangement with the Company. The Company also granted Mr. Davis stock options to acquire 300,000 shares of common stock of the Company, of which one third of the options vested immediately, one third vest on September 15, 2006, and the remainder vest on September 15, 2007. The options are exercisable at $0.17 per share during a five year term.

In June 2003, the Company entered into a consulting agreement with Mr. James Duff. On April 10, 2004, Mr. Duff was appointed President and Chief Executive Officer of the Company. Pursuant to the agreement, the Company paid Mr. Duff a minimum of $1,400 per month for 20 hours per month. Additional time was billed at the rate of $50 per hour. The agreement was on a month to month basis and expired on September 6, 2005, when Mr. Duff resigned in his officer capacities from the Company.  As of the date of resignation, the Company owed the former officer the sum of $35,315 under the agreement. The outstanding amount was paid in December 2005 in the form of $5,000 cash and a stock warrant to acquire 200,000 shares of Company common stock. The warrants expire December 22, 2010 and are exercisable at $0.01 per share.

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

Except as stated above, for the fiscal period ending May 31, 2006, the Company had no employment agreement with its officers, and the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plans.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Name (a)	Number of securities underlying options/SARs granted (#) (b)	Percent of total options/SARs granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)
Steven Davis President and CEO	300,000	100%	$0.17	September 15, 2010

CODE OF ETHICS

The Company has not adopted a Code of Ethics that applies to all of the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following  table sets  forth,  as of the date of September 8, 2006,  the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the  Company's  Common  Stock,  each  executive  officer  and director individually and all executive officers and directors of the Company as a group as of such date.  No other class of voting securities is outstanding.  Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 21,896,710 shares of common stock of the Company which are issued and outstanding as of September 8, 2006. Except as otherwise noted, the address for each party is 4058 Histead Way, Evergreen, Colorado 80439, the address of the Company.

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

                                  Beneficial                              Beneficial                      Percent

Title of Class             Owner                                   Owner(1)                        of Class

Common          Myron Goldstein(2)(8)

   871,000

3.9%

Common           James Duff(3)(8)

   550,000

2.5%

Common          Jack Wagenti(4)(8)

1,800,000

8.2%

Common          Arthur deWitt Ackerman(5)(8)

1,292,500

5.8%

Common          Walter Salvadore, Jr.(6)(8)

   510,000

2.3%

Common          Brian G. Russell(7)(8)

   350,000

1.6%

Common          Steven Davis(9)

   300,000

1.3%

Common          Jonathan Downs(10)

1,400,000

6.4%

Common          Emanuel Ploumis(11)

1,500,000

6.8%

Officers and

Directors as a group

Common

(6 persons)(8)

5,673,500

23.49%

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

(2). Mr. Goldstein is Chairman, and Chief Financial Officer of the Company.

(3). Mr. Duff resigned as President and Chief Executive Officer of the Company on September 6, 2005 and on that date was appointed a Director of the Company. The amount includes stock options to acquire 250,000 shares of Company common stock.

(4). Mr. Wagenti is a Director of the Company. The amount includes 500,000 shares of common stock held individually by Mr. Wagenti and 1,000,000 shares of common stock held by Mr. Wagenti’s spouse. Mr. Wagenti disclaims beneficial ownership of the shares held by his spouse.

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

(9). Mr. Davis is President and Chief Executive Officer of the Company.

(10). Mr. Downs’ address is 27 Bush Road, Denville, New Jersey 07834.

(11). Mr. Ploumis’ address is 242 Top Hill Road, West Chester, Pennsylvania 19383.

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

In June 2003, the Company entered into a consulting agreement with Mr. James Duff. On April 10, 2004, Mr. Duff was appointed President and Chief Executive Officer of the Company. Pursuant to the agreement, the Company paid Mr. Duff a minimum of $1,400 per month for 20 hours per month. Additional time was billed at the rate of $50 per hour. The agreement was on a month to month basis and expired on September 6, 2005, when Mr. Duff resigned in his officer capacities from the Company.  As of the date of resignation, the Company owed the former officer the sum of $35,315 under the agreement. The outstanding amount was paid in December 2005 in the form of $5,000 cash and a stock warrant to acquire 200,000 shares of Company common stock. The warrants expire December 22, 2010 and are exercisable at $0.01 per share.

During fiscal year ended May 31, 2005, three individuals, who were officers and/or directors of the Company, and affiliate of a director purchased 779,000 shares of common stock at a price per share of $0.07 pursuant to a private placement of the Company.

As discussed elsewhere herein, on September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC, a Cayman Islands limited liability company (“Electrum”) pursuant to which Electrum agreed to conduct drilling operations on the Company’s Bruner mining claims and would earn certain rights to the mining claims.  In connection with the transaction, Electrum also purchased in a private placement transaction 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $200,000. The Company also issued to Electrum two stock purchase warrants each to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The two warrants expire 2 and 4 years from the closing date, respectively, except that, if Electrum forfeits its rights under the Agreement and Joint Venture, the warrants automatically expire. The warrant price is subject to adjustment, and among other terms, as provided in the warrant instrument. The Company also is required to register with the Securities and Exchange Commission the common stock and common stock underlying the warrants under certain circumstances.

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

3.3 Specimen Stock Certificate.  (Filed as an Exhibit to the Company's Form 10-SB filed November 8, 1999)

10.1 Agreement with Birch Mountain Resources.  (Filed as an Exhibit to the Company's Form 10-QSB filed December 30, 1999)

10.2 Agreement dated April 26, 2002 by and between the Company and Barry Downs, Robert Carrington and Samuel Nunnemaker. (Filed as an Exhibit to the Company's Form 10-KSB for the period ended May 31, 2002)

10.3 Agreement between Orcana Resources Inc. and Miramar Gold Corporation, Nevada Corporations (hereinafter collectively referred to as “Orcana”), and American International Ventures Inc., a Delaware Corporation dated July 16, 2002. (Filed as an Exhibit to the Company's Form 10-KSB for the period ended May 31, 2002).

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

10.16 Securities Purchase Agreement dated as of September 20, 2005 among American International Ventures, Inc. and Electrum Resources LLC. (Filed as an Exhibit to the Company's Form 8-K dated September 29, 2005).

10.17 Investor Rights Agreement dated as of September 20, 2005, by and between American International Ventures, Inc. and Electrum Resources LLC. (Filed as an Exhibit to the Company's Form 8-K dated September 29, 2005)

10.18 Stock Purchase Warrant in favor of Electrum Resources LLC. (Filed as an Exhibit to the Company's Form 8-K dated September 29, 2005)

10.19 Stock Purchase Warrant in favor of Electrum Resources LLC. (Filed as an Exhibit to the Company's Form 8-K dated September 29, 2005)

10.10 Exploration and Option to Enter Joint Venture Agreement is made effective as of September 1, 2005. (Filed as an Exhibit to the Company's Form 8-K dated September 29, 2005).

31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (filed herewith)

32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.(filed herewith)

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2006 were $9,300 (estimate) and for 2005 were $9,150 (actual).

(2) Audit Related Fees for 2006 and 2005 were $0.

(3) Tax Fees for 2006 were $565 (estimate) and 2005 were $565 (actual).

(4) All Other Fees were $0.

(5) N/A

(6) N/A

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

May 31, 2006

CONTENTS

PAGE

Report of Registered Independent Public Accounting Firm

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

MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS

REGISTERED PUBLIC ACCOUNTING FIRM WITH

    PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American International Ventures, Inc.

I have audited the accompanying balance sheet of American International Ventures, Inc. (an exploration stage company) as of May 31, 2006, and the related statements of operations and deficit accumulated during exploration stage, changes in stockholders’ deficit, and cash flows for the years ended May 31, 2006 and May 31, 2005, and the period from June 1, 2003 (date of inception of exploration stage) to May 31, 2006.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that the audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. as of May 31, 2006, and the results of the operations of American International Ventures, Inc. and its cash flows for the two yearly periods then ended; and for the period June 1, 2003 (date of inception of exploration stage) to May 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Robert G. Jeffrey

Robert G. Jeffrey

August 7, 2006

Wayne, New Jersey

F-1

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

May 31, 2006

ASSETS

Current Assets

Cash

$       88,539

Prepaid expense

              150

Total current assets

         88,689

Fixed Assets

Office furniture and equipment

         11,567

    Less, accumulated depreciation

         11,567

Net fixed assets

             -

Other Assets

Restricted cash

         25,667

Mining rights

           8,670

Total other assets

         34,337

    TOTAL ASSETS

$     123,026

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses

$       39,028

Total current liabilities

         39,028

Stockholders’ Equity

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued and

    outstanding 20,145,044 shares

             201

Capital in excess of par value

   1,206,292

Additional paid in capital - options

        48,748

Additional paid in capital – warrants

      110,315

Deficit accumulated during exploration stage

     (542,574)

Deficit prior to exploration stage

     (738,984)

Total stockholders’ equity

         83,998

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ EQUITY

$    123,026

The accompanying notes are an integral part of these financial statements.

F-2-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2006 and 2005

          June 1, 2003

(Date of Inception of         Exploration Stage)

    2006

    2005

         To May 31, 2006

Royalty Revenue

$   15,000

$       -

$   15,000

Administrative Expenses

   180,176

   218,079

   620,240

Operating loss

  (165,176)

  (218,079)

  (605,240)

Other Income and Expense

Interest income

       2,266

          340

       2,907

Interest expense

         -

        -

         (206)

Profit on sales of securities

         -

         -

     59,965

Loss Accumulated During Development Stage

  (162,910)

  (217,739)

  (542,574)

Loss Per Share - Basic and Diluted

    $(.01)

     $(.01)

Weighted Average Number of Shares Outstanding

19,561,344

17,620,282

The accompanying notes are an integral part of these financial statements.

F-3-

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Years Ended May 31, 2006 and 2005

	Common Stock			Additional Paid in Capital Options	Additional Paid in Capital Warrants	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Total
	Shares	Par Value	Capital in Excess of Par Value
Balance, May 31, 2004	16,908,544	$169	$1,020,461	$ 0	$ 0	$(161,925)	$(738,984)	$ 119,721

Sales of common stock	1,236,500	12	86,543					86,555

Transfer paid-in capital			(20,692)	20,692				-

Additional cost of vested options				21,639				21,639

Net loss for the year						(217,739)		(217,739)
	_________	___	________	_____	_______	_______	_______	______
Balance, May 31, 2005	18,145,044	181	1,086,312	42,331	0	(379,664)	(738,984)	10,176

Sales of common stock	2,000,000	20	119,980		80,000			200,000

Options granted during year				6,417				6,417

Warrants issued as part of settlement of lawsuit					30,315			30,315

Net loss for year						(162,910)		(162,910)
	_________	___	________	______	_______	______	_______	_______
Balance, May 31, 2006	20,145,044	$201	$1,206,292	$48,748	$110,315	$(542,574)	$(738,984)	$ 83,998

The accompanying notes are an integral part of these financial statements.

F-4-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2006 and 2005

      June 1, 2003

(Date of Inception of              Exploration Stage)

     2006

    2005

    To May 31, 2006

Cash Flows From Operations:

    Net loss

$(162,910)

$(217,739)

$(542,574)

    Adjustments to reconcile net loss to net cash

        consumed by operating activities:

Depreciation

         -

          402

       2,714

         Charges not requiring the outlay of cash:

Value of capital stock issued for services

         -

         -

     59,925

Value of options issued for services

       6,417

     21,639

     48,748

         Changes in current assets and liabilities:

    Increase in accounts payable and

        accrued liabilities

       7,200

     59,417

    38,835

Net cash consumed by operating

    activities

   (149,293)

  (136,281)

(392,352)

Cash Flows From Investing Activities:

    Deposit to secure letter of credit

     (25,667)

  (25,667)

    Investment in mineral rights

          -

      (5,397)

    (5,397)

Net cash consumed by

    investing activities

     (25,667)

      (5,397)             (31,064)

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

   200,000

     86,555              426,630

    (Decrease) in stockholder advances

         -

         -                         (143)

    Net cash provided by financing activities

   200,000

     86,555              426,487

Net increase (decrease) in cash

     25,040

    (55,123)

     3,071

Cash balance, beginning of period

     63,499

   118,622

   85,468

Cash balance, end of period

$   88,539

$   63,499          $    88,539

The accompanying notes are an integral part of these financial statements.

F-5-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2006

Note 1.

ORGANIZATION AND BUSINESS

Organization

The Company was formed January 13, 1998 as American Precious Metals, Inc.  On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984 and was the successor entity of the merger.  On December 20, 2000, the Company changed its name to American International Ventures, Inc. (AIV).

Exploration Stage

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  The Company has been in the exploration stage since June 1, 2003 and all its efforts have been devoted to developing mining rights which it acquired in the 2003 year, as described in Note 5.  The Company has incurred losses since June 1, 2003 of $542,574.  Prior to June 1, 2003, the Company operated an office supplies business through a subsidiary.

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, investment securities, accounts payable and accrued liabilities, approximate their fair values at May 31, 2006.

F-6-

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2006

Note 2.  (continued)

c.   Losses Per Share

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

As detailed in Note 6, options were issued in the year ended May 31, 2006.  In addition, warrants were issued as part of a private placement offering during the year ended May 31, 2006 (see Note 10).  These options and warrants were not included in the calculation of loss per share because such inclusion would have an antidilutive effect.

d.   Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the “liability method”.  Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the income that is currently taxable.

e.   Marketable Securities

Marketable securities, when owned, are classified as available-for-sale and are carried at fair value.  Unrealized gains and losses on these securities are recognized as direct increases or decreases in accumulated other comprehensive income.

F-7-

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2005

Note 2 (continued)

f.  Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed by using accelerated methods, with useful lives of seven years for furniture and equipment and five years for computers and automobiles.

g.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in either the year ended May 31, 2005 or May 31, 2006.

i.    Segment Reporting

The Company is organized in one reporting and accountable segment.

j.    Recognition of Revenue

Revenue will be realized from product sales.  Recognition will occur upon shipment to customers, and where the following criteria are met:  persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured.  Additional revenue from royalties will be recognized when persuasive evidence of an arrangement exits; the amount due is fixed and determinable; and collectability is reasonably assured.

F-8-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2006

Note 2 (continued)

k.    Common Stock

Common stock of the Company is occasionally issued in return for services.  Values are assigned to these issuances equal to the value of services received or the market value of the common stock, whichever is most clearly evident.

         l.  Options and Warrants Outstanding

Options to purchase capital stock of the Company are valued in accordance with the provisions of SFAS No. 123R, “Accounting for Stock Based Compensation”.  This value is expensed during the periods in which the options are earned. The warrants are valued based on their fair value at time of issuance.

Note 3.

RELATED PARTY TRANSACTIONS

During the year ended May 31, 2006, 300,000 options were awarded to a consultant who also serves as the Company president.

Shares of common stock were issued during the year ended May 31, 2005 in private placements (see Note 4).  Officers and directors of the Company subscribed to $54,530 of these offerings.

The Company makes its office in space provided by the Company President, rent free. If rent were charged for the space, it would be insignificant.

Note 4.

CAPITAL STOCK

The Company issued 1,236,500 shares of stock in private placements during the year ended May 31, 2005, resulting in net proceeds of $86,555.  Of the total amount, $54,530 was subscribed by officers and directors of the Company.   No additional warrants were issued as part of these placements.  These offerings were exempt under the Securities Act of 1933, as amended, and the rules and regulations promulgated there under.

The Company sold 2,000,000 shares of stock in private placements during the year ended May 31, 2006, resulting in $200,000 of proceeds (see Note 5).  The stock was sold with detachable warrants, comprised of 1,000,000 Class “A” warrants exercisable at $.20 per share for two years and 1,000,000 Class “B” warrants exercisable at $.20 per share for four years.

F-9-

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2006

Note 5.

MINING RIGHTS

In July 2002, the Company acquired by agreement patented mining claims located in Nevada at a cost of $3,273.  Under the terms of the agreement, the Company has certain rights and obligations:  a 2% Net Smelting Royalty will be due to the seller on all metals and materials mined at the property; a one time payment of $250,000 will be due to the seller in cash or marketable securities when Commercial Production has been achieved at the property; and the Company will have a right to purchase the Net Smelting Royalty upon receipt by the Company Board of Directors of a positive Feasibility Study – the purchase price would be $250,000.

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

During September 2005, Electrum acquired 2,000,000 shares of Company stock for $200,000 and received warrants to purchase 1,000,000 shares of Company common stock exercisable for two years at $.20 per share and warrants to purchase an additional 1,000,000 shares exercisable for four years at $.20 per share.

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

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2006

Note 6.

STOCK OPTIONS

In December 2003, the Board of Directors approved a stock option plan under which options to purchase 2,000,000 shares of common stock can be issued to key employees and key consultants as determined by the Board of Directors.  Options to purchase common stock were issued to five officers of the Company and one consultant.  Each received options to purchase 300,000 shares at a price of $.10 per share, exercisable for a five year period.  This plan was voided at the end of calendar 2004 and was replaced by a grant of options with similar terms and immediate vesting.  An additional 300,000 options were granted during the year ended May 31, 2006 at an exercise price of $.17 per share for a five year period with options to purchase 100,000 shares vesting immediately, options to purchase 100,000 shares vesting after one year, and options to purchase 100,000 shares vesting after two years.  The options are being expensed over the vesting periods.

The fair value of each option grant was estimated on the date of grant using a Black-Sholes option pricing model.

A summary of the stock option activity for the years ended May 31, 2006 and May 31, 2005 is presented below:

	2006		2005
	Shares	Weighted Average Exercised Price	Shares	Weighted Average Exercised Price
Options outstanding at beginning of year	1,800,000	$.10	1,800,000	$.10
Options granted during year	300,000.17		-___	-
Options outstanding at end of year	2,100,000	$.11	1,800,000	$.10

Weighted average fair value of options granted	300,000	$.04		$ -
Weighted average remaining life of outstanding options – years		3.46		4.33

Options exercisable at year end	1,900,000	$.10	1,800,000	$.10
Options not exercisable	200,000.17		-___

	2,100,000	$.11	1,800,000	$.10

F-11-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2006

Note 6.

STOCK OPTIONS (continued)

The following assumptions were used to value option grants during the year ended May 31, 2006; no options were granted during the year ended May 31, 2005.

Dividend yield

0%

Expected volatility

   122.73%

Expected life

       3.65YRS

Risk free interest rate

        3.75%

Note7.

RENTALS UNDER OPERATING LEASES

There was no rent expense for either the year ended May 31, 2006 or the year ended May 31, 2005.

The Company makes its office in space provided by the Company President, rent free. If rent were charged for the space, it would be insignificant.

F-12-

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2006

Note 8.

INCOME TAXES

The Company and its former subsidiary have experienced losses each year since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period.  At May 31, 2006, NOL carryforwards were available to the Company as follows:  the Federal amount was $1,216,551 and the state amount was $1,176,699.  The potential tax benefit of the  NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.  If not used, the Federal carryforwards will expire as follows:

 Year

 Ended

May 31,

      AIV

1

 $103,552

2

   177,370

1

82,978

2

28,123

3

126,656

4

137,570

5

  81,419

6

  96,234

7

219,739

8

162,910

Under SFAS No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets using statutory rates, as presented below.  There is no difference between book losses and tax losses.  The deferred tax asset increased by $24,437 during the year ended May 31, 2006.

 Current

Non-current

    Total

Deferred Tax Assets

$24,437

  $156,552

$180,989

Realization Allowance

  24,437

    156,552

  180,989

      Balance Recognized

$    -

  $      -

$      -

F-13-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2006

Note 9.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for either income taxes on interest during the years ended May 31, 2006 and 2005.

The following noncash financing activities occurred:

a.

During 2006, 200,000 warrants were issued as part of a settlement for prior services rendered by the former President of the Company, valued at $30,315.

b.

During 2006, 300,000 options were issued, vesting over 2 years.  The fair value thereof is being expensed over the vesting period ($6,417 expensed in 2006).

Note 10.

WARRANTS:

A summary of the status of outstanding warrants as of May 31, 2006:

Warrants outstanding May 31, 2005

   280,000

Warrants granted during the year

2,200,000

Warrants expired during the year

   280,000

Warrants outstanding May 31, 2006

2,200,000

Of the outstanding warrants, 2,000,000 were issued as part of stock units (see Note 4) and 200,000 were issued in a noncash transaction as part of settlement for prior services rendered (see Note 9).

The total amount of common stock reserved for outstanding options and stock warrants as of May 31, 2006 is 4,300,000 shares.

F-14-

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2006

Note 11.

ADMINISTRATIVE EXPENSES

Included within Administrative Expenses are the following:

Year Ended May 31,

    2006

    2005

Options expense

$    6,417

$  21,639

Consulting expense

      9,293

    48,530

Geological and exploration expenses

    19,067

    64,401

Professional fees

  133,810

    67,947

Other expenses

    11,589

    15,562

Total administrative expenses

$180,176

$218,079

Note 12.

RESTRICTED CASH

The Company was a party to a law suit with two former Company officers and directors (see Note 13).  The suit was brought in a Nevada court which required a $25,000 letter of credit to secure the outcome of the suit.  The letter of credit was secured by a portion of one of the Company’s money market accounts.

A settlement of this law suit was approved by the Board of Directors on June 12, 2006.    Upon submission of appropriate court documents, the money will be released and returned to the Company.

F-15-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2006

Note 13.

SUBSEQUENT EVENT

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

A settlement was approved by the Board of Directors on June 12, 2006, whereby both the Company and the former officials retain rights in certain previously owned properties.  Additionally, each former official will retain 100,000 shares of previously owned Company stock and each will return 400,000 shares to the Company.  All allegations will be dismissed without prejudice and the Company’s $25,000 bond (see Note 12) will be returned to the Company upon submission of court documents.

Note 14.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

F-16-

#

SIGNATURES

     In accordance  with Section 12 of the Securities  Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

                                            American International Ventures, Inc.

Date: September 13, 2006   By:     /s/ Myron Goldstein

                                                      Myron Goldstein

                                                      Chairman and Principal Financial Officer

                                                       /s/ Steven Davis

                                                      Steven Davis

                                                      President and

                                                      Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Myron Goldstein

Myron Goldstein                                 Date: September 13, 2006

Chairman/Director

/s/ Arthur de Witt Ackerman

Arthur de Witt Ackerman                    Date: September 14, 2006

Director

Brian Russell                                        Date: September __, 2006

Director

/s/ Walter Salvadore

Walter Salvadore                                  Date: September 14, 2006

Director

/s/ Jack Wagenti

Jack Wagenti                                         Date: September 14, 2006

Director

James K. Duff                                            Date September ___, 2006

Director

Footnotes

#