Form 10QSB
period 2006-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2006-10-16
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2006

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

Yes: [  ]    No: [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 10, 2006 is 19,345,044 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One): Yes:      No:  [X]

#

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at August 31, 2006 (unaudited)

         and May 31, 2006 (audited)

3

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended August 31, 2006 and

        August 31, 2005 and from June 1, 2003 to August 31, 2006

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended August 31, 2006 and

       August 31, 2005, and from June 1, 2003 to August 31, 2006

5

      - Statements of Cash Flows for the three month periods

       ended August 31, 2006 and August 31, 2005, and

       from June 1, 2003 to August 31, 2006

6

      -Notes to Financial Statements

5

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

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

August 31, 2006

    August 31, 2006

May 31, 2006

        (Unaudited)

                (Audited)

ASSETS

Current Assets

Cash

$      66,220

$     88,539

Prepaid expense

             150

            150

Total current assets

        66,370

       88,689

Fixed Assets

Office furniture and equipment

        11,567

       11,567

    Less, accumulated depreciation

        11,567

       11,567

Net fixed assets

            -

           -

Other Assets

Restricted cash

        25,667

       25,667

Mining rights

          8,670

         8,670

Total other assets

        34,337

       34,337

    TOTAL ASSETS

$    100,707

$   123,026

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$      35,500

$     39,028

Total current liabilities

        35,500

       39,028

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001 par value; issued and

    outstanding, 19,345,044 and 20,145,044

    shares, respectively

                        193

            201

Capital in excess of par value

              1,206,300

  1,206,292

Additional paid in capital – options

       51,998

       48,748

Additional paid in capital – warrants

     110,315

     110,315

Deficit accumulated during exploration stage

    (564,615)

    (542,574)

Deficit prior to exploration stage

    (738,984)

    (738,984)

Total stockholders’ deficit

        65,207

       83,998

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$   100,707

$   123,026

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Three Month Periods Ended August 31,

(Unaudited)

   June 1, 2003

        (Date of Inception of

           Exploration Stage)

                   2006

       2005       To August 31, 2006

Royalty revenue

$           -

$           -

     $   15,000

Selling and Administrative Expenses

         22,596

         25,103            642,836

Operating Loss

        (22,596)

        (25,103)

       (627,836)

Other Income and Expense:

Profit on sales of securities

             -

             -

          59,965

Interest expense

             -

 -

              (206)

Interest income

              555

              125

            3,462

Loss Accumulated During Exploration Stage

$      (22,041)

$      (24,978)

     $(564,615)

Loss Per Share – Basic and Diluted

$           -

$           -

Weighted Average Number of Shares Outstanding

  20,092,870

  18,145,044

Included within Selling and Administrative Expenses are the following amounts:

2006

2005

Consulting fees

$           -

$         4,369

Professional fees

         11,965

         17,526

Drilling expense

             -

             -

Options expense

           3,250

             -

Geology fees

             -

             -

Licenses and permits

           4,085

             -

Other expenses

           3,296

           3,208

$       22,596

$       25,103

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Quarters Ended August 31,

(Unaudited)

June 1, 2003

    (Date of Inception of

       Exploration Stage)

     2006

    2005      To August 31, 2006

Cash Flows From Operations:

    Net loss from operations

$ (22,041)

$(24,978)

$(564,615)

    Adjustments to reconcile net loss to net

        cash consumed by operating activities:

Depreciation and amortization

        -

       -

       2,714

Value of capital stock issued for services

        -

       -

     59,925

Value of options issued for services

      3,250

       -

     51,998

Changes in current assets and liabilities:

    (Decrease) increase in accounts payable

        and accrued liabilities

     (3,528)

    (5,421)

     35,307

        Net cash consumed by operating

activities

  (22,319)

  (30,399)

  (414,671)

Cash Flows From Investing Activities:

Deposit to secure letter of credit

       -

       -

    (25,667)

Investment in mineral rights

       -

       -

      (5,397)

        Net cash consumed by investing

activities

        -

        -

    (31,064)

Cash Flows From Financing Activities:

    Proceeds of common stock issuances

        -

        -

   426,630

    Decrease in stockholder advances

        -

        -

         (143)

    Net cash provided by financing activities

        -

        -

   426,487

    Net (decrease) in cash

  (22,319)

   (30,399)

    (19,248)

    Cash balance, beginning of period

   88,539

    63,499

     85,468

    Cash balance, end of period

$ 66,220

$  33,100

$   66,220

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2006

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of August 31, 2006 and for the three month periods ended August 31, 2006 and 2005 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the quarter ended August 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

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

During the quarter ended August 31, 2006, 800,000 shares of stock were returned for cancellation pursuant to a settlement agreement involving two former officers and directors.

3.

RESTRICTED CASH

The Company was party to a lawsuit with two former officers and directors.  The suit was brought in a Nevada court which required a $25,000 letter of credit to secure the outcome of the suit.  That letter of credit was secured by one of the Company’s money market accounts.

A settlement has been reached and was approved by the Company’s Board of Directors.  Upon submission of the appropriate court documents, the money will be returned to the Company.

#

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements". All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-KSB for the period ended May 31, 2006. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

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

The Company, independently and through joint venture partners, intends to carry out a geological study and exploration work on its properties in order to ascertain whether the properties possess commercially exploitable quantities of gold and silver. Under the Sage Creek option agreement, the Company is required to pay the current owner the sum of $30,000 in staged payments over a four year period and incur exploration expenditures in the aggregate of $200,000 during the same period.  Upon meeting the requirements, the Company may elect to acquire the current owner's rights to the mining claims, subject to paying the current owner a two percent net smelter return royalty with advance annual royalty payments of $20,000 commencing on December 1, 2009. The Company may purchase one half of the net smelter return royalty by paying the current owner prior to December 1, 2009 the sum of $250,000 less any royalty payments made by the Company. If so acquired by the Company, it also may purchase half of the remaining net smelter return royalty by paying the current owner the sum of $250,000 at any time. As described in greater detail below, on September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement with Electrum Resources LLC regarding the Company’s Bruner property. Please refer to the Company’s Annual Report on Form 10-KSB for the period ending May 31, 2006 for a broader description of the Company’s business, and it’s past and proposed operations on its mining claims

Transaction with Electrum Resources, LLC.

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

In late May 2006, Cougar Gold, LLC, a subsidiary of Electrum, commenced an exploratory drilling program on the Bruner property. To date, nine core holes have been completed and the assays been received.  Although there were several short intervals of relatively low grade gold mineralization recorded, there were no zones of the high grade mineralization that were the target of the drilling program. The targets for these holes were various intersections of the northwesterly major faults and the northeasterly splay faults.  Cougar has advised the Company that although they were disappointed by these results, they plan to continue the project, by further evaluating the Bruner geology to identify new targets and by conducting a comprehensive calculation of the shallow resource that has been identified by earlier explorers, which includes data obtained from the Company’s drill holes during 2004 and discussed above. On September 8, 2006, the Company filed a Report of Form 8-K with the Securities and Exchange Commission which addressed the Bruner drilling operations.

Plan of Operations.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired mining claims located in Nye County, Nevada, known as the “Bruner” claims, and in Lemhi County, Idaho known as the “Sage Creek” property.

The Company’s projected capital expenditure for the next 12 months is approximately $130,000 to $230,000 as described below.  The Company has budgeted $50,000 for initial phase of drilling and other exploration on the Sage Creek property.  Depending upon the results of the initial phase of drilling, a further drilling program is budgeted for $100,000. A budget of $50,000 is planned for due diligence and acquisition for new mining properties. Finally, corporate overhead that includes payment of consulting fees, legal, accounting, and miscellaneous expenditures is projected to be $30,000. Other than as indicated above, the Company has no other projected capital expenditures.

As of August 31, 2006, the Company has available working capital of $30,870. Therefore, the Company will be required to finance its plan of operations through the private placement of its capital stock or through debt financing. If the Company is able to raise part but not all of its projected working capital needs, it intends to prioritize available capital. The Company will pay its overhead requirements on an “as needed” basis. Next, it will devote available capital to the Sage Creek exploration.  Available capital remaining will be allocated towards to identification and exploration of other mining claims. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future.

Item 3. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of August 31, 2006. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b)  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ending August 31, 2006 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

Dated: October 16, 2006

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

#