Form 10QSB
period 2006-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2007-01-16
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2006

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

Yes: [  ]    No: [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 3, 2007 is 19,345,044 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One): Yes:      No:  [X]

#

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at November 30, 2006 (unaudited)

         and May 31, 2006 (audited)

3

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended November 30, 2006 and

        November 30, 2005 and from June 1, 2003 to November 30, 2006

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended November 30, 2006 and

       November 30, 2005, and from June 1, 2003 to November 30, 2006

5

      - Statements of Cash Flows for the three month periods

       ended November 30, 2006 and November 30, 2005, and

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

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

    November 30, 2006

May 31, 2006

        (Unaudited)

                (Audited)

ASSETS

Current Assets

Cash

$      70,409

$     88,539

Prepaid expense

             150

            150

Total current assets

        70,559

       88,689

Fixed Assets

Office furniture and equipment

        11,567

       11,567

    Less, accumulated depreciation

        11,567

       11,567

Net fixed assets

            -

           -

Other Assets

Restricted cash

            -

       25,667

Mining rights

          8,670

         8,670

Total other assets

          8,670

       34,337

    TOTAL ASSETS

$      79,229

$   123,026

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$      17,500

$     39,028

Total current liabilities

        17,500

       39,028

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001 par value; issued and

    outstanding, 19,345,044 and 20,145,044

    shares, respectively

                        193

            201

Capital in excess of par value

              1,206,300

  1,206,292

Additional paid in capital – options

       52,227

       48,748

Additional paid in capital – warrants

     110,315

     110,315

Deficit accumulated during exploration stage

    (568,322)

    (542,574)

Deficit prior to exploration stage

    (738,984)

    (738,984)

Total stockholders’ deficit

        61,729

       83,998

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     79,229

$   123,026

The accompanying notes are an integral part of these financial statements.

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Six Month Periods Ended November 30,

(Unaudited)

June 1, 2003

          (Date of Inception of

                                  Exploration Stage)

                   2006

       2005       To November 30, 2006

Royalty revenue

$       25,000

$       15,000

     $   40,000

Administrative Expenses

         51,723

         99,133            671,963

Operating Loss

        (26,723)

        (84,133)

       (631,963)

Other Income and Expense:

Profit on sales of securities

             -

             -

          59,965

Interest expense

             -

 -

              (206)

Interest income

              975

              507

            3,882

Loss Accumulated During Exploration Stage

$      (25,748)

$      (83,626)

     $(568,322)

Loss Per Share – Basic and Diluted

$           -

$           -

Weighted Average Number of Shares Outstanding

  19,720,964

  20,595,663

Included within Administrative Expenses are the following amounts:

2006

2005

Consulting fees

$       23,110

$         6,009

Professional fees

         16,588

         81,139

Drilling expense

             -

           6,217

Options expense

           3,479

           1,000

Geology fees

             -

             -

Licenses and permits

           4,542

             -

Other expenses

           4,004

           4,768

$       51,723

$       99,133

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Three Month Periods Ended November 30,

(Unaudited)

June 1, 2003

         (Date of Inception of

                                   Exploration Stage)

                   2006

       2005       To November 30, 2006

Royalty revenue

$       25,000

$       15,000

     $   40,000

Administrative Expenses

         29,127

         74,030            671,963

Operating Loss

          (4,127)

        (59,030)

       (631,963)

Other Income and Expense:

Profit on sales of securities

             -

             -

          59,965

Interest expense

             -

 -

              (206)

Interest income

              420

              382

            3,882

Loss Accumulated During Exploration Stage

$        (3,707)

$      (58,648)

     $(568,322)

Loss Per Share – Basic and Diluted

$           -

$           -

Weighted Average Number of Shares Outstanding

  19,345,044

  21,302,803

Included within Administrative Expenses are the following amounts:

2006

2005

Consulting fees

$       23,110

$         1,640

Professional fees

           4,623

         63,613

Options expense

              229

             -

Geology fees

             -

           6,217

Licenses and permits

              457

             -

Other expenses

              708

           2,560

$       29,127

$       74,030

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended November 30,

(Unaudited)

June 1, 2003

      (Date of Inception of

       Exploration Stage)

     2006

    2005       To November 30, 2006

Cash Flows From Operations:

    Net loss from operations

$ (25,748)

$  (83,626)

$(568,322)

    Adjustments to reconcile net loss to net

        cash consumed by operating activities:

Depreciation and amortization

        -

          -

       2,714

Value of capital stock issued for services

        -

          -

     59,925

Value of options issued for services

      3,479

        1,000

     52,227

Changes in current assets and liabilities:

    (Decrease) increase in accounts payable

        and accrued liabilities

   (21,528)

    (20,496)

     17,307

        Net cash consumed by operating

activities

  (43,797)

  (103,122)

  (436,149)

Cash Flows From Investing Activities:

Deposit to secure letter of credit

       -

         -

    (25,667)

Release of deposit to secure letter of credit

    25,667

         -

     25,667

Investment in mineral rights

       -

         -

      (5,397)

        Net cash consumed by investing

activities

        -

          -

      (5,397)

Cash Flows From Financing Activities:

    Proceeds of common stock issuances

        -

   200,000

   426,630

    Decrease in stockholder advances

        -

         -

         (143)

    Net cash provided by financing activities

        -

   200,000

   426,487

    Net (decrease) increase in cash

  (18,130)

    96,878

    (15,059)

    Cash balance, beginning of period

   88,539

     63,499

     85,468

    Cash balance, end of period

$ 70,409

$ 160,377

$   70,409

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of November 30, 2006 and for the three and six month periods ended November 30, 2006 and 2005 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three month and six month periods ended November 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

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

During the six month period ended November 30, 2006, 800,000 shares of stock were returned for cancellation pursuant to a settlement agreement involving two former officers and directors.

3.

RESTRICTED CASH

The Company was party to a lawsuit with two former officers and directors.  The suit was brought in a Nevada court which required a $25,000 letter of credit to secure the outcome of the suit.  That letter of credit was secured by one of the Company’s money market accounts. A settlement has been reached and was approved by the Company’s Board of Directors.  Upon submission of the appropriate court documents, the funds were released and returned to the Company.

4.

SUBSEQUENT EVENT

Effective December 31, 2006, the Company elected to terminate the option agreement for the Sage Creek property located in Lemhi County, Idaho.

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

General.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired patented and unpatented mining claims located in Nye County, Nevada, known as the “Bruner” property. In addition, in December 2004, the Company entered into an option agreement to acquire 10 unpatented mining claims in Lemhi County, Idaho comprising approximately 200 acres, known as the “Sage Creek” property.  Effective December 31, 2006, the Company elected to terminate the option agreement for the Sage Creek property.

The Company, independently and through joint venture partners, intends to carry out a geological study and exploration work on its existing Bruner property in order to ascertain whether the property possess commercially exploitable quantities of gold and silver. As described in greater detail below, on September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement with Electrum Resources LLC regarding the Company’s Bruner property. Please refer to the Company’s Annual Report on Form 10-KSB for the period ending May 31, 2006 for a broader description of the Company’s business, and it’s past and proposed operations on its mining claims

Transaction with Electrum Resources, LLC.

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

In late May 2006, Cougar Gold, LLC, a subsidiary of Electrum, commenced an exploratory drilling program on the Bruner property. To date, nine core holes have been completed and the assays been received.  Although there were several short intervals of relatively low grade gold mineralization recorded, there were no zones of the high grade mineralization that were the target of the drilling program. The targets for these holes were various intersections of the northwesterly major faults and the northeasterly splay faults.  Cougar has advised the Company that although they were disappointed by these results, they plan to continue the project, by further evaluating the Bruner geology to identify new targets and by conducting a comprehensive calculation of the shallow resource that has been identified by earlier explorers, which includes data obtained from the Company’s drill holes during 2004 and discussed above. Cougar recently has advised the Company that the geological analysis of the results of the first drilling program indicate that the intended target may be deeper than previously believed and that Cougar intends to continue drilling the project.  The rock textures, alteration, mineral zoning and geochemistry found in the core indicate that the current intercepts were above the projected mineral targets.  These same studies indicate that the interpreted mineral targets may lie some 300 to 500 feet below the previous drilling. Cougar plans to drill at least three or four additional, deep core holes on the project, for a total footage of approximately 4,500 feet.  Cougar has indicated that they plan to initiate the second phase of drilling as soon as a suitable drill rig is located and the necessary permits are in place. On January 3, 2007, the Company filed a Report of Form 8-K with the Securities and Exchange Commission which addressed the continuation of the Bruner drilling operations.

Plan of Operations.

The Company is an exploration stage company engaged in the acquisition, exploration, and development of mineral properties.  The Company has acquired mining claims located in Nye County, Nevada, known as the “Bruner” claims. Effective December 31, 2006, the Company terminated its interest in certain mining claims located in Lemhi County, Idaho known as the “Sage Creek” property. The Company’s plan of operations for the next 12 months will be determined by the results of the additional drilling to be conducted on the Bruner claims by the Company’s joint venture partner.  If the results of such drilling operations prove unsuccessful, the Company may be required to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination.

The Company’s projected expenditures for the next 12 months is approximately $80,000 as described below.  The Company has budgeted $50,000 for due diligence and acquisition for new mining properties. It also has budgeted $30,000 for corporate overhead that includes payment of consulting fees, legal, accounting, and miscellaneous expenditures.

As of November 30, 2006, the Company has available working capital of $53,059. Therefore, the Company will be required to finance its plan of operations through the private placement of its capital stock or through debt financing. If the Company is able to raise part but not all of its projected working capital needs, it intends to prioritize available capital. The Company will pay its overhead requirements on an “as needed” basis. Available capital remaining will be allocated towards to identification and exploration of other mining claims. At this time, the Company has no commitments for any such financing. No assurances can be given that the Company will be successful in these endeavors. If the Company is unsuccessful in these endeavors, it will have a material adverse impact on the Company and its ability to conduct its business in the future.

Item 3. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of November 30, 2006. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b)  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ending November 30, 2006 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

Dated: January 12, 2007

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

#