Form 10QSB
period 2007-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2007-04-23
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 28, 2007

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

Yes: [  ]    No: [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 20, 2007 is 19,345,044 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One): Yes:      No:  [X]

#

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at November 30, 2006 (unaudited)

         and February 28, 2007 (audited)

3

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the nine month periods ended February 28, 2007 and

        February 28, 2006 and from June 1, 2003 to February 28, 2007

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the nine month periods ended February 28, 2007 and

       February 28, 2006, and from June 1, 2003 to February 28, 2007

5

      - Statements of Cash Flows for the nine month periods

       ended February 28, 2007 and February 28, 2006, and

       from June 1, 2003 to February 28, 2007

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

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

2

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

    February 28, 2007

May 31, 2006

        (Unaudited)

                (Audited)

ASSETS

Current Assets

Cash

$      48,015

$     88,539

Prepaid expense

             150

            150

Total current assets

        48,165

       88,689

Fixed Assets

Office furniture and equipment

        11,567

       11,567

    Less, accumulated depreciation

        11,567

       11,567

Net fixed assets

            -

           -

Other Assets

Restricted cash

            -

       25,667

Mining rights

          8,670

         8,670

Total other assets

          8,670

       34,337

    TOTAL ASSETS

$      56,835

$   123,026

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$        5,410

$     39,028

Total current liabilities

          5,410

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

Additional paid in capital – warrants

     110,315

     110,315

Deficit accumulated during exploration stage

    (578,626)

    (542,574)

Deficit prior to exploration stage

    (738,984)

    (738,984)

Total stockholders’ deficit

        51,425

       83,998

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     56,835

$   123,026

The accompanying notes are an integral part of these financial statements.

3

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Nine Month Periods Ended February 28,

(Unaudited)

         June 1, 2003

        (Date of Inception of

                       Exploration Stage)

                   2007

       2006       To February 28, 2007

Revenue

$           -

$       -

 $         -

Administrative Expenses

         62,348

       123,506              682,588

Operating Loss

        (62,348)

      (123,506)

    (682,588)

Other Income and Expense:

Profit on sales of securities

             -

             -

          59,965

Other income

$       25,000

$       15,000

 $   40,000

Interest income

           1,296

           1,487

            4,203

Interest expense

             -

             -

              (206)

Loss Accumulated During Exploration Stage

$      (36,052)

$    (107,019)

     $(578,626)

Loss Per Share – Basic and Diluted

$           -

$           -

Weighted Average Number of Shares Outstanding

  19,664,293

  20,876,710

          2007

         2006

      (A)Includes the following expenses

Geology fees and drilling cost

$            563

$         6,667

Officer options

           3,479

             -

Professional fees

         23,680

         88,956

Consulting fees

         24,847

         11,792

Licenses and permits

           5,309

           3,670

Press release expenses

              500

           3,315

Rent

              450

           5,000

Other expenses

           3,520

           4,106

$       62,348

$     123,506

The accompanying notes are an integral part of these financial statements.

4

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Three Month Periods Ended February 28,

(Unaudited)

         June 1, 2003

        (Date of Inception of

                       Exploration Stage)

                   2007

       2006       To February 28, 2007

Revenue

$           -

$           -

              $     -

Administrative Expenses

         10,625

         24,489                682,588

Operating Loss

        (10,625)

        (24,489)

      (682,588)

Other Income and Expense:

Profit on sales of securities

             -

                        -                            59,965

Other Income

             -                        -                            40,000

Interest expense

             -

 -

             (206)

Interest income

              321

           1,096

            4,203

Loss Accumulated During Exploration Stage

$      (10,304)

$      (23,393)

     $(578,626)

Loss Per Share – Basic and Diluted

$           -

$           -

Weighted Average Number of Shares Outstanding

  19,345,044

  21,896,710

2007

2006

(A) Includes the following expenses:

Geology fees and drilling cost

$            563

              450

Professional fees

           7,092

           7,817

Consulting fees

           1,737

           5,783

Press release expense

             -

           1,376

Options expense

             -

             -

Rent

             -

           5,000

Royalties

             -

             -

Licenses and permits

              767

           3,670

Other expenses

              466

              393

$       10,625

$       24,489

The accompanying notes are an integral part of these financial statements.

5

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended February 28,

(Unaudited)

June 1, 2003

    (Date of Inception of

       Exploration Stage)

     2007

    2006                        To February 28, 2007

Cash Flows From Operations:

    Net loss from operations

$ (36,052)

$(107,019)

$(578,626)

    Adjustments to reconcile net loss to net

        cash consumed by operating activities:

Depreciation

        -

          -

       2,714

Value of options issued for services

      3,479

        1,000

     52,227

    Changes in current assets and liabilities:

Increase (decrease) in accounts payable

        and accrued liabilities

   (33,618)

    (25,578)

       5,217

Value of stock issued for services

        -

         -

     59,925

        Net cash consumed by operating

activities

  (66,191)

  (131,597)

  (458,543)

Cash Flows From Investing Activities:

Deposit to secure letter of credit

       -

         -

    (25,667)

Release of deposit to secure letter of credit

    25,667

         -

     25,667

Investment in mineral rights

       -

         -

      (5,397)

        Net cash provided (consumed)  by investing

activities

    25,667    -

          -

      (5,397)

Cash Flows From Financing Activities:

    Proceeds of common stock issuances

        -

   200,000

   426,630

    Decrease in stockholder advances

        -

         -

         (143)

    Net cash provided by financing activities

  -

   200,000

   426,487

    Net increase (decrease) in cash

  (40,524)

     68,403

    (37,453)

    Cash balance, beginning of period

   88,539

     63,499

     85,468

    Cash balance, end of period

$ 48,015

$ 131,902

$   48,015

The accompanying notes are an integral part of these financial statements.

6

#

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2007

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of February 28, 2007 and for the three and nine month periods ended February 28, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three month and nine month periods ended February 28, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

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

During the nine month period ended February 28, 2007, 800,000 shares of stock were returned for cancellation pursuant to a settlement agreement involving two former officers and directors.

3.

RESTRICTED CASH

The Company was party to a lawsuit with two former officers and directors.  The suit was brought in a Nevada court which required a $25,000 letter of credit to secure the outcome of the suit.  That letter of credit was secured by one of the Company’s money market accounts. A settlement has been reached and has been approved by the Company’s Board of Directors.  The  funds have been released and returned to the Company.

4.

EXPLORATION ACTIVITIES

Effective December 31, 2006, the Company elected not to renew its option agreement for certain mining claims in Lemhi County, Idaho, known as the Sage Creek property.  Furthermore, its joint venture partner for the development of the Bruner claims in Nye County, Nevada has notified the Company of its intent to withdraw from the joint venture.

7

#

Item 2. Management's Discussion and Analysis or Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB include "forward looking statements". All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-KSB for the period ended May 31, 2006. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

General.

The Company is an exploration stage company that has been engaged in the acquisition, exploration, and development of mineral properties.  The Company acquired patented and unpatented mining claims located in Nye County, Nevada, known as the “Bruner” property. In addition, in December 2004, the Company entered into an option agreement to acquire 10 unpatented mining claims in Lemhi County, Idaho comprising approximately 200 acres, known as the “Sage Creek” property. The Company subsequently added 21 claims to the Sage Creek property, increasing the total project area to greater than 500 acres.   Effective December 31, 2006, the Company elected to terminate the option agreement for the Sage Creek property, and transferred ownership of the 21 new claims to the optionor under the agreement.

As previously disclosed by the Company, on September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC, a Cayman Islands limited liability company (“Electrum”). The Agreement related to the Company’s Bruner mining claims.

As indicated in the Company’s Report on Form 8-K dated January 18, 2007, Electrum determined not to conduct any further exploration activities on the Brunner claims and terminated the joint venture.

Plan of Operations.

As a result of the termination of the Electrum agreement, the Company is presently determining whether it will continue to seek interest in its Brunner claims from the mining industry. The Company, however, is currently seeking other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. The Company has no agreement in place for any business acquistion or combination.  It is the intent of the Company to actively explore for potential business opportunities through the Company’s officers, directors, and consultants. No specific industry or business has been targeted by the Company. The Company can not predict whether it will be successful in its efforts to identify an acceptable merger or business combination candidate.

The Company’s existing overhead is limited to its ongoing legal, accounting, and audit fees required to maintain its reporting status under the federal securities laws, and general and administrative costs. In addition, the Company will incur additional expenses in connection with reviewing and analyzing potential merger candidates. The Company does not anticipate incurring salaries or consulting fees payable in cash for the foreseeable future. Accordingly, the Company’s projected overhead for the next 12 months is approximately $40,000.

8

As of February 28, 2007, the Company has available working capital of $42,755. The Company believes that it has sufficient funds to pay for its corporate overhead for the next 8-12 months. If the Company experiences a working capital shortfall during such period, it will be required to raise additional funds through the private placement of its capital stock or through debt financing. If the Company is able to raise funds to meet its projected working capital needs, it will have a material adverse impact on the Company.

Item 3. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of February 28, 2007. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b)  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ending February 28, 2007 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

9

#

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 23, 2007

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

10

#