Form 10KSB/A
period 2006-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2007-05-11
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No 1.

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

EXPLANATORY NOTE

The Company is filing this Amendment #1 (the “Amended Form 10-KSB”) to its Form 10-KSB for the period ended May 31, 2006 filed on September 14, 2006 (“Original Form 10-KSB”) in response to comments received from the Staff (“Staff”) of the Securities and Exchange Commission (“Commission”). These comments relate to the characterization of income received by the Company during the period ended May 31, 2006. During the 2006 year end period, the Company received income from its former joint venture partner for the Bruner property. In the Original Form 10-KSB, this income was characterized as Royalty revenues on the Company’s audited balance sheet for the 2006 period.  This Amended Form 10-KSB re-characterizes such income as Other Income.

Except to the extent expressly set forth herein, this Amended Form 10-KSB speaks as of the filing date of the Original Form 10-KSB and has not been updated to reflect events occurring subsequent to the filing date of the Original Form 10-KSB other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission subsequent to the filing of the Amended Form 10-KSB, including any amendments to those filings.

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

9

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

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2006 and 2005

          June 1, 2003

(Date of Inception of         Exploration Stage)

    2006

    2005

         To May 31, 2006

Revenue

$       -

$       -

$       -

Administrative Expenses

   180,176

   218,079

   620,240

Operating loss

  (180,176)

  (218,079)

  (620,240)

Other Income and Expense:

Other income

     15,000

         -

     15,000

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

F-10-

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

                                            American International Ventures, Inc.

Date: May 10, 2007        By:     /s/ Myron Goldstein

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

/s/ Myron Goldstein

Myron Goldstein                                 Date: May 10, 2007

Chairman/Director

/s/ Brian Russell

Brian Russell                                        Date: May 10, 2007

Director

/s/ Walter Salvadore

Walter Salvadore                                  Date: May 10, 2007

Director

Jack Wagenti                                         Date: May  __, 2007

Director

/s/ James K. Duff

James K. Duff                                             Date May 10, 2007

Director

Footnotes

#