Form 10QSB/A
period 2006-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2007-05-11
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No 1.

FORM 10-QSB/A

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

#

EXPLANATORY NOTE

The Company is filing this Amendment #1 (the “Amended Form 10-QSB”) to its Form 10-QSB for the period ended November 30, 2006 filed on January 16, 2007 (“Original Form 10-QSB”) in response to comments received from the Staff (“Staff”) of the Securities and Exchange Commission (“Commission”). These comments relate to the characterization of income received by the Company during the period ended November 30, 2006. During the period ended November 30, 2006, the Company received income from its former joint venture partner for the Bruner property. In the Original Form 10-QSB, this income was characterized as Royalty revenues on the Company’s unaudited balance sheet for the 2006 period.  This Amended Form 10-QSB re-characterizes such income as Other Income.

Except to the extent expressly set forth herein, this Amended Form 10-QSB speaks as of the filing date of the Original Form 10-QSB and has not been updated to reflect events occurring subsequent to the filing date of the Original Form 10-QSB other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Commission subsequent to the filing of the Amended Form 10-KSB, including any amendments to those filings.

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

7

Item 2. Management's Discussion and Analysis or Plan of Operations

8

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

11

Item 2. Changes in Securities

11

Item 3. Defaults upon Senior Securities

11

Item 4. Submission of Matters to Vote of Security Holders.

11

Item 5. Other Information.

11

Item 6. Exhibits and Reports on Form 8-K.

11

Signatures

12

2

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

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Six Month Periods Ended November 30,

(Unaudited)

June 1, 2003

          (Date of Inception of

                                  Exploration Stage)

                   2006

       2005       To November 30, 2006

Revenue

          $            -

$       -

     $      -

Administrative Expenses

         51,723

         99,133            671,963

Operating Loss

        (51,723)

        (99,133)

       (671,963)

Other Income and Expense:

Other Income

$       25,000

$       15,000

     $   40,000

Interest income

              975

              507

            3,882

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

#

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

11

#

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2007

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

#