Form 10KSB
period 2007-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2007-09-13
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2007

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

Common Stock $.00001 par value

Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

(1)  [X] Yes       [   ]    No

(2)  [X] Yes       [   ]    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

The registrant's revenues for its most recent fiscal year were: $-0-

As of August 24, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $1,292,508. This calculation is based upon the average of the bid price of $0.07 and asked price of $0.085 of the common stock on August 24, 2007.

The number of shares outstanding of the registrant's class of common stock on August 24, 2007 was 19,345,044 shares.

Disclosure Regarding Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-KSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-KSB. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements.

Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-KSB, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-KSB:

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND GOING CONCERN OPINION. As of May 31, 2007, the Company audited financial statements reflect total assets of $45,166, total current liabilities of $16,301, working capital of $23,468, and an operating loss for the 12 month period then ended of $87,339.  In addition, the Company’s accountant has issued a going concern opinion regarding the ability of the Company to conduct future operations. Accordingly, certain risks exist with respect to the Company and its ability to effect its plan of operations.

SHELL COMPANY STATUS; POTENTIAL CHANGE OF CONTROL AND SIGNIFICANT DILUTION.  The Company is a shell company as defined under federal securities laws. While the Company maintains a mining property located in Nye County, Nevada, it has no intention of developing this property absent a dramatic increase in gold prices. Its plan of operations is to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. However, at this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and Company has not identified any specific business or company for investigation and evaluation. In the event the Company does acquire a business opportunity, a change of control of the Company may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed greater than 90% of the Company’s total issued and outstanding capital stock. This event will result in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company likely will replace part or all of the existing officers and directors. The Company cannot predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

RECENT CORPORATE ACTION TO INCREASE ITS AUTHORISED CAPITAL STOCK. On July 27, 2007, the Company's Board of Directors approved and recommended that, the Company’s Certificate of Incorporation be amended to increase its authorized shares of common stock from 50,000,000 shares to 400,000,000 shares (“Proposed Action”) and the Proposed Action be submitted to a vote of its shareholders. The record date established by the Board of Directors was August 2, 2007 (“Record Date”).  On August 3, 2007, the Company filed a Preliminary Proxy Statement with the Securities and Exchange Commission in respect of the Proposed Action. The Company intends to seek shareholder approval to increase its authorized shares of common stock. If the Company is successful in receiving shareholder approval of the increase of its authorized shares of common stock, it will be able to issue shares of its common stock in the future, including for any share exchange transaction, up to the authorized amount

(400,000,000) with the approval of the Board of Directors and without the approval of its shareholders. The issuance of such shares will cause significant dilution to its existing shareholders.

NEED FOR ADDITIONAL CAPITAL/SIGNIFICANT DILUTION. The Company has a present need for additional capital in order to fulfill its plan of operations. No assurances can be given that the Company will be successful in raising the capital necessary for both near term and future operations. In addition, if the Company is successful in raising additional funds, it is likely that any such additional capital will be in the form of the sale and issuance of additional shares of Company’s common stock. The sale and issuance of common stock may substantially increase the number of shares of common stock outstanding and cause significant dilution to existing shareholders.

MANAGEMENT AND DEPENDENCE ON MANAGEMENT. The ability of the Company to conduct its business affairs in a successful fashion will be subject to the capabilities and business acumen of current management. Accordingly, no person should purchase the Company’s common stock unless such person is willing to entrust all aspects of the business affairs of the Company to its current management.

WE ARE DEPENDENT ON MANAGEMENT WHO ARE ALSO INVOLVED IN OTHER BUSINESSES. Our ability conduct our business affairs in a successful fashion will be subject to the capabilities and business acumen of current management. Accordingly, no person should purchase our common stock unless such person is willing to entrust all aspects of the business affairs of our to its current management. Investors should also consider that many members of management are involved in other businesses that will conflict with their efforts on our behalf, including time  availability. While members of our management team intend to devote as much time to the success of our business as they each deem necessary, the failure to do so, may have an adverse effect on our success.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.  We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.       The trading price of our shares, if one develops in the future, may be subject to wide fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this prospectus as well as our operating results, financial condition, announcements regarding possible mining of gold ore by us or our competitors, general conditions in the market place, the world wide price of gold and other events or factors. In recent years, broad stock market indices, in general, and the securities of mining companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future trading price of our common stock.

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

BUSINESS OF COMPANY.

Prior Business Activities.

Since 2002, the Company’s plan of operations was to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic but prospective mineral properties in the United States, principally gold properties that could be enhanced by performing limited exploratory work on the property. The Company would then attempt to identify a joint venture partner to further develop the property or otherwise sell the property to an industry participant. The Company acquired two mining properties, the most significant of which was the Brunner property located in Nye County, Nevada. The description of the Brunner claims is set forth in greater detail below.

In keeping with its then plan of operations, on September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC (“Electrum”) relating to the Bruner property. Please refer to the Company’s Form 8-K filing with Securities and Exchange Commission on September 29, 2005 for a more detailed description of the transaction with Electrum. In late May 2006, Electrum commenced a 9 hole exploratory drilling program on the Bruner property. The drill program encountered several short intervals of relatively low grade gold mineralization with no zones of the high grade mineralization. Based on the results of the drill program, on January 18, 2007, Electrum terminated the joint venture arrangement with the Company. Since the termination of the joint venture with Electrum, the Company has not conducted, nor has it any plans to conduct, additional exploration work on the Brunner property.

Bruner Property - Nye County, Nevada.

The Company owns 28 patented claims totaling 560 acres and 41 unpatented claims totaling 820 acres for a total land position of 1,380 acres in the heart of the Bruner mining district in Nye County, Nevada. The Company acquired the bulk of the mining claims from Orcana Resources, Inc. and Miramar Gold Corporation (collectively “Orcana”) in July 2002. Under the terms of acquisition, the Company is required to maintain the property in good standing under state mining regulations for at least one full assessment year and pay Orcana a two percent net smelter royalty on all metals and materials mined or produced from the property. The Company maintains the right to purchase the net smelter royalty from Orcana for the sum of $250,000 payable in cash and/or marketable securities of the Company. In addition, upon achieving commercial production on the Bruner property, the Company is obligated to pay Orcana $250,000 within 120 days of achieving such commercial production. The payment may be in the form of cash and/or marketable securities of the Company.

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

Several preliminary estimates have been made in the past of the mineralized material that may be present on the Bruner property.  The most recent  estimate was evidenced in a report prepared by a professional mining consultant to a major mining company that previously owned the claims.  The consultant in his report estimated that the Duluth target on the Company's Bruner property contains approximately 15 million tons of “mineralized material”1 with a grade of 0.026 oz Au/ton, based on data from 37 reverse circulation drill holes and assuming a cutoff grade of 0.010 oz Au/ton and a rock density of 12 ft3/ton. The consultant concluded that there are several other targets areas on the Bruner property that have excellent potential for the delineation of additional mineralized material.  The Company has not sufficiently analyzed this data to corroborate the estimations of “mineralized material” reported by the consultant.  Without additional geological, engineering and economic studies, along with additional drilling, the Company can not predict whether commercial mineralization may exist on the property.

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

Sage Creek Property – Lemhi County, Idaho.

In December 2004, the Company entered into an option agreement to acquire 10 unpatented mining claims in Lemhi County, Idaho comprising approximately 200 acres. Following the option agreement, the Company has staked an additional 21 unpatented claims, contiguous to the initial claims, comprising approximately 200 additional acres.  Effective December 31, 2006, the Company elected not to renew its option agreement for the Sage Creek property, and the ownership rights to the stated 21 unpatented claims have lapsed.

Present Business Activities.

As a result of the termination of the Electrum agreement, the Company has determined that it will not continue to seek interest in its Bruner claims from the mining community. Rather, the Company is currently seeking other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. The business acquisition or combination may be in the form of a merger, stock for stock, stock for assets, or joint venture type of transaction. As of the date of this Report, the Company has no agreement in place for any business acquistion or combination.  The Company is actively exploring for potential business opportunities through its officers, directors, and consultants. No specific industry or business has been targeted by the Company. The Company can not predict whether it will be successful in its efforts to identify an acceptable merger or business combination candidate.

In an effort to provide sufficient flexibility to the Company’s Board of Directors to effect a business acquisition or combination, on August 3, 2007, the Company filed a Preliminary Proxy Statement to increase the Company’s authorized shares of common stock from 50,000,000 shares to 400,000,000 shares.  The Company can not predict whether it will be successful in receiving shareholder approval to increase its authorized shares. Assuming the Company receives the necessary shareholder approval and increases its authorized shares to 400,000,000, under Delaware law, the Company may be able to accomplish a stock for stock transaction with another company without the need for a shareholder vote.

Item 2. Description of Property.

The Company’s business office is located at 4058 Histead Way, Evergreen, Colorado 80439, and is provided by the Company’s President on a rent-free basis under an oral arrangement between the parties.  The Company believes that this office space will be sufficient to support its needs for the next 12 months.

Item 3. Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information:

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is traded  on the OTC Bulletin Board under the symbol “AIVN.” There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

2005    Low Bid High Bid

1st Quarter   $0.12  $0.26

2nd Quarter   $0.09  $0.11

3rd Quarter   $0.10  $0.15

4th Quarter   $0.13  $0.15

2006    Low Bid High Bid

1st Quarter   $0.08  $0.12

2nd Quarter   $0.11  $0.41

3rd Quarter   $0.10  $0.19

4th Quarter   $0.11  $0.22

2007    Low Bid High Bid

1st Quarter   $0.11  $0.35

2nd Quarter   $0.04  $0.12

3rd Quarter   $0.045  $0.15

4th Quarter   $0.05  $0.12

2008    Low Bid High Bid

1st Quarter   $0.07  $0.09

As of August 2, 2007, the Company had 236 shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

During the forth fiscal quarter for the annual period covered by this Report, the Company did not make any repurchases of its capital stock. Also during the annual period covered by this Report, the Company did not issue any equity securities not registered under the Securities Act of 1933, as amended.

The following table provides information as of May 31, 2007 concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

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

Item 6. Plan Of Operation.

Plan of Operations.

As a result of the termination of the Electrum agreement, the Company has determined that it will not continue to seek interest in its Brunner claims from the mining industry or participate or engage in any future mining activities. Rather, the Company plan of operations is to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. The Company can not predict whether it will be successful in its efforts to identify a suitable business acquisition or combination candidate.

As of May 31, 2007, the Company has available working capital of $23,468. The Company believes that it has sufficient funds to pay for its corporate overhead, including seeking for a suitable business acquisition or combination candidate, for the next six to seven months. The projected use of funds will be to meet the Company’s reporting requirements under the Exchange Act of 1934 and any costs related to the effecting a merger, share exchange or business combination transaction. If the Company experiences a working capital shortfall during such period, it will be required to raise additional funds through the private placement of its capital stock or through debt financing. If the Company is able to raise funds to meet its projected working capital needs, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

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

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of May 31, 2007. Based on this evaluation, our President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective such that the material information required to be included in the Company’s  Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to its reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b) Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during our most recent quarter.

Item 8A(T). Controls and Procedures.

There is no information required to be furnished under Items 307 and 308T of Regulation S-B

Item 8B. Other Information.

None

PART III

Item 9.  Directors. Executive Officers. Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company during fiscal year ending May 31, 2007 are as follows;

Name

Age

Position

Myron Goldstein

67

Chairman and Principal Financial

Officer

Steven Davis

65

President and

Principal Executive Officer

Jack Wagenti

70

Director

Walter Salvadore, Jr.

52

Director

Brian G. Russell

77

Director

James K. Duff

62

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

Mr. James Duff, Director.

    Mr. Duff was appointed President and Chief Executive Officer of the Company on April 10, 2004. Mr. Duff has over 35 years of diverse, international mining experience. From November 2002 to the present, Mr. Duff has been a consultant to Coeur d'Alene Mines Corporation, Coeur d'Alene, Idaho. Mr. Duff was Vice President of Business Development from 1995 to November 2002, and was Director of Business Development from 1990 to 1995, of Coeur d'Alene Mines Corporation. Mr. Duff also is the Chairman of Little Squaw Gold Mining Co. a public company on the OTC Bulletin Board. On September 6, 2005, Mr. Duff resigned as the Company’s President and Chief Executive Officer, and on that date was appointed a Director of the Company.

     Each  director  serves until the next annual  meeting of  Shareholders  and until his respective successor is duly elected and qualifies. Executive officers are elected by the Board to serve at the discretion of the directors.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2007, 2006 and 2005 that received compensation from the Company are set forth in the following table and information below:

SUMMARY COMPENSATION

Annual Compensation

Long Term  Compensation

Other

Restricted          Securities

Name and

Annual

Stock Awards   underlying

Principal

Fiscal

Salary

Bonus

Compensation

              options/SARS

Position

Year

   ($)

  ($)

($)

      ($)                       (#)

-----------------------------------------------------------------------------------------------------------------------

Myron Goldstein

2007

   -0-

  -0-

-0-

      -0-

        -0-

Chairman

2006

   -0-

  -0-

-0-

      -0-

        -0-

2005

   -0-

  -0-

-0-

      -0-

        -0-

James Duff(1)

2006

   -0-

  -0-

$35,315

      -0-

        -0-

Former President

2005

   -0-

  -0-

$16,800

      -0-

        -0-

Steven Davis(2)

2007

   -0-

  -0-

$-0-

     -0-                           -0-

President

2006

   -0-

  -0-

$5,940

     -0-                      300,000

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

(2). On September 15, 2005, Mr. Steven R. Davis was appointed as the Company’s President and Chief Executive Officer by its Board of Directors. The Company and Mr. Davis reached a consulting agreement from the date of the agreement through the period ended December 31, 2006, Mr. Davis in his capacity as President, Mr. Davis is paid a monthly fee of $2,000 for which he will devote approximately 30 hours per month on the business affairs of the Company. Additional time spent on Company affairs will be billed at the rate of $50.00 per hour. During fiscal 2007, the Company paid Mr. Davis $5,940, and an additional $12,000 is due Mr. Davis under his consulting arrangement with the Company. The Company also granted Mr. Davis stock options to acquire 300,000 shares of common stock of the Company, of which one third of the options vested immediately, one third vest on September 15, 2006, and the remainder vest on September 15, 2007. The options are exercisable at $0.17 per share during a five year term.  The Company has no formal agreement in place with Mr. Davis since the termination of the consulting agreement described above.

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

Except as stated above, for the fiscal period ending May 31, 2007, the Company had no employment agreement with its officers, and the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plans.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For Securities Authorized For Issuance Under Equity Compensation Plans as required under Item 201 of Regulation S-B, please refer to the table in Part II-Item 5 herein.

Security Ownership of Certain Beneficial Owners and Management

The following  table sets  forth,  as of the date of August 24, 2007,  the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the  Company's  Common  Stock,  each  executive  officer  and director individually and all executive officers and directors of the Company as a group as of such date.  No other class of voting securities is outstanding.  Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 19,345,044 shares of common stock of the Company which are issued and outstanding as of August 24, 2007. Except as otherwise noted, the address for each party is 4058 Histead Way, Evergreen, Colorado 80439, the address of the Company.

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

                                  Beneficial                              Beneficial                      Percent

Title of Class             Owner                                   Owner(1)                        of Class

Common          Myron Goldstein(2)(8)

   871,000

4.4%

Common           James Duff(3)(8)

   550,000

2.8%

Common          Jack Wagenti(4)(8)

1,800,000

9.2%

Common          Arthur deWitt Ackerman(5)

1,073,300

5.5%

Common          Walter Salvadore, Jr.(6)(8)

   510,000

2.6%

Common          Brian G. Russell(7)(8)

   350,000

1.7%

Common          Steven Davis(8)(9)

   300,000

1.5%

Common          Jonathan Downs(10)

1,400,000

7.2%

Common          Emanuel Ploumis(11)

1,500,000

7.8%

Common          Electrum Resources, LLC.(12)

2,000,000

10.3%

Officers and

Directors as a group

Common

(6 persons)(8)

4,381,000

20.5%

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

(2). Mr. Goldstein is Chairman, and Chief Financial Officer of the Company.

(3). Mr. Duff is a Director of the Company. The amount includes stock options to acquire 250,000 shares of Company common stock.

(4). Mr. Wagenti is a Director of the Company. The amount includes 500,000 shares of common stock held individually by Mr. Wagenti and 1,000,000 shares of common stock held by Mr. Wagenti’s spouse. Mr. Wagenti disclaims beneficial ownership of the shares held by his spouse.

(5). The amount represents 901,500 shares held individually by Mr. Ackerman, and 171,500 shares held by an affiliate of Mr. Ackerman. Mr. Ackerman disclaims beneficial ownership of the shares held by the affiliate. Mr. Ackerman’s address is  75 Winners Circle Tryon, North Carolina 28782

(6). Mr. Salvadore is a Director of the Company.

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

(9). Mr. Davis is President and Chief Executive Officer of the Company.

(10). Mr. Downs’ address is 27 Bush Road, Denville, New Jersey 07834.

(11). Mr. Ploumis’ address is 242 Top Hill Road, West Chester, Pennsylvania 19383.

(12) The address for Electrum Resources, LLC is 65 Front Street, Hamilton, Bermuda. The Principal Officer of Electrum is  Emma Walls.

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

On September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC, a Cayman Islands limited liability company (“Electrum”) pursuant to which Electrum agreed to conduct drilling operations on the Company’s Bruner mining claims and would earn certain rights to the mining claims.  In connection with the transaction, Electrum also purchased in a private placement transaction 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $200,000. The Company also issued to Electrum two stock purchase warrants each to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The two warrants expire 2 and 4 years from the closing date, respectively, except that, if Electrum forfeits its rights under the Agreement and Joint Venture, the warrants automatically expire. Electrum has terminated the joint venture and the warrants have expired unexercsied.

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

32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.(filed herewith)

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2007 were $6,710 (estimate) and for 2006 were $6,590 (actual).

(2) Audit Related Fees for 2007 were $4,350 (estimate) and for 2006 were $3,805 (actual).

(3) Tax Fees for 2007 were $590 (estimate) and 2006 were $565 (actual).

(4) All Other Fees were $0.

(5) N/A

(6) N/A

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

May 31, 2007

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

MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS

REGISTERED PUBLIC ACCOUNTING FIRM WITH

    PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American International Ventures, Inc.

I have audited the accompanying balance sheet of American International Ventures, Inc. (an exploration stage company) as of May 31, 2007, and the related statements of operations and deficit accumulated during exploration stage, changes in stockholders’ deficit, and cash flows for the years ended May 31, 2007 and May 31, 2006, and the period from June 1, 2003 (date of inception of exploration stage) to May 31, 2007.  These financial statements are the responsibility of the Company management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. as of May 31, 2007, and the results of the operations of American International Ventures, Inc. and its cash flows for the two yearly periods then ended, and for the period June 1, 2003 (date of inception of exploration stage) to May 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, at May 31, 2007, the Company had working capital of $23,468 and an accumulated deficit of ($1,342,397).  In addition, the Company has had a continuing record of losses.  These factors among other things, discussed in Note 13 to the financial statements, raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/Robert G. Jeffrey

Robert G. Jeffrey

August 25, 2007

Wayne, New Jersey

F-1

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

May 31, 2007

ASSETS

Current Assets

Cash

$       39,769

Prepaid expense

             -

Total current assets

         39,769

Fixed Assets

Office furniture and equipment

         11,567

    Less, accumulated depreciation

         11,567

Net fixed assets

             -

Other Assets

Mining rights

           5,397

Total other assets

           5,397

    TOTAL ASSETS

$       45,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued expenses

$       16,301

Total current liabilities

         16,301

Stockholders’ Equity

Common stock – authorized, 50,000,000

    shares of $.00001par value; issued and

    outstanding 19,345,044 shares

             193

Capital in excess of par value

   1,286,300

Additional paid in capital - options

        54,454

Additional paid in capital – warrants

        30,315

Deficit accumulated during exploration stage

     (603,413)

Deficit prior to exploration stage

     (738,984)

Total stockholders’ equity

         28,865

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ EQUITY

$      45,166

The accompanying notes are an integral part of these financial statements.

F-2-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2007 and 2006

          June 1, 2003

(Date of Inception of         Exploration Stage)

    2007

    2006

         To May 31, 2007

Revenue

$       -

$       -

$       -

Administrative Expenses

     87,339

   180,176

   707,579

Operating loss

    (87,339)

  (180,176)

  (707,579)

Other Income and Expense:

Other income

     25,000

     15,000

     40,000

Interest income

       1,500

       2,266

       4,407

  Interest expense                   -            -             (206)

Profit on sales of securities

         -

         -

     59,965

Loss Accumulated During Development Stage

    (60,839)

  (162,910)

  (603,413)

Loss Per Share - Basic and Diluted

    $  -

     $(.01)

Weighted Average Number of Shares Outstanding

19,533,537

19,561,344

The accompanying notes are an integral part of these financial statements.

F-3-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Years Ended May 31, 2007 and 2006

	Common Stock			Additional Paid in Capital Options	Additional Paid in Capital Warrants	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Total
	Shares	Par Value	Capital in Excess of Par Value
Balance, May 31, 2005	18,145,044	181	1,086,312	42,331	0	(379,664)	(738,984)	10,176

Sales of common stock	2,000,000	20	119,980		80,000			200,000

Options vested during year				6,417				6,417

Warrants issued as part of settlement of lawsuit					30,315			30,315

Net loss for period						(162,910)		(162,910)
	_________	___	________	_____	_______	______	_______	_______
Balance, May 31, 2006	20,145,044	$201	$1,206,292	$48,748	$110,315	$(542,574)	$(738,984)	$ 83,998

Cancellation of stock	(800,000)	(8)	8					-

Options vested during period				5,706				5,706

Transfer value associated with expired warrants			80,000		(80,000)

Net loss for period						(60,839)		(60,839)
	_________	___	________	_____	______	______	_______	_______
Balance, May 31, 2007	19,345,044	$193	$1,286,300	$54,454	$ 30,315	$(603,413)	$(738,984)	$ 28,865

The accompanying notes are an integral part of these financial statements.

F-4-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2007 and 2006

                        June 1, 2003

(Date of Inception of              Exploration Stage)

     2007

    2006

    To May 31, 2007

Cash Flows From Operations:

    Net loss

$  (60,839)

$(162,910)

$(603,413)

    Adjustments to reconcile net loss to net cash

        consumed by operating activities:

Depreciation

         -

         -

       2,714

Impairment                 3,273           -           3,273

    Charges not requiring the outlay of cash:

Value of capital stock issued for services

         -

         -

     59,925

Value of options issued for services

       5,706

       6,417

     54,454

    Changes in current assets and liabilities:

Decrease  increase in accounts payable and

        accrued liabilities

    (22,727)

       7,200

    16,108

Decrease in prepaid expenses

          150

         -

         150

                   Net cash consumed by operating

    activities

    (74,437)

  (149,293)

(466,789)

Cash Flows From Investing Activities:

    Deposit to secure letter of credit

          -

   (25,667)

  (25,667)

    Release of deposit to secure letter of credit

      25,667

         -

   25,667

    Investment in mineral rights

          -

         -

    (5,397)

Net cash provided (consumed) by

    investing activities

      25,667

    (25,667)               (5,397)

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

         -

   200,000              426,630

    (Decrease) in stockholder advances

         -

         -                         (143)

    Net cash provided by financing activities

         -

   200,000              426,487

Net increase (decrease) in cash

    (48,770)

     25,040

 (45,699)

Cash balance, beginning of period

     88,539

     63,499

  85,468

Cash balance, end of period

$   39,769

$   88,539          $   39,769

The accompanying notes are an integral part of these financial statements.

F-5-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 1.

ORGANIZATION AND BUSINESS

Organization

The Company was formed January 13, 1998 as American Precious Metals, Inc.  On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984 and was the successor entity of the merger.  On December 20, 2000, the Company changed its name to American International Ventures, Inc. (AIV).

Exploration Stage

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  The Company has been in the exploration stage since June 1, 2003 and all its efforts have been devoted to developing mining rights which it acquired in the 2003 year, as described in Note 5.  The Company has incurred losses since June 1, 2003 of $603,413.  Prior to June 1, 2003, the Company operated an office supplies business through a subsidiary.

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, investment securities, accounts payable and accrued liabilities, approximate their fair values at May 31, 2007.

F-6-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

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

As detailed in Note 6, options were issued in the year ended May 31, 2006.  In addition, warrants were issued as part of a private placement offering during the year ended May 31, 2006 (see Note 5).  These options and warrants were not included in the calculation of loss per share because such inclusion would have an antidilutive effect.

There were no options or warrants issued during the year ended May 31, 2007.

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

F-7-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 2.  (continued)

g.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in either the year ended May 31, 2006 or May 31, 2007.

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

l.  Options and Warrants Outstanding

Options to purchase capital stock of the Company are valued in accordance with the provisions of SFAS No. 123R, “Accounting for Stock Based Compensation”.  This value is expensed during the periods in which the options are earned.  Similarly, warrants when issued are valued in accordance with the provisions of SFAS No. 123R.

F-8-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 3.

RELATED PARTY TRANSACTIONS

During the year ended May 31, 2006, 300,000 options were awarded to a consultant who also serves as the Company president.

Note 4.

CAPITAL STOCK

The Company sold 2,000,000 shares of stock in private placements during the year ended May 31, 2006, resulting in $200,000 of proceeds.  The stock was sold with detachable warrants, comprised of 1,000,000 Class “A” warrants exercisable at $.20 per share for two years and 1,000,000 Class “B” warrants exercisable at $.20 per share for four years.  Refer to Notes 5 and 10 for more information on the cancellation of those warrants.

There were no private placements during the year ended May 31, 2007.

F-9-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 5.

MINING RIGHTS

In July 2002, the Company acquired by agreement patented mining claims located in Lemhi County, Idaho at a cost of $3,273.  The Company believed that these claims contained valuable gold deposits and planned to exploit them.  However, the Company elected to terminate the option agreement effective December 31, 2006.

Effective September 1, 2005, the Company signed an agreement with Electrum Resource, LLC (“Electrum”) to explore and, if successful, to develop the Bruner Gold Property in Nye County, Nevada.  The agreement called for Electrum to spend $3,000,000 in exploration expenses over three years and make prescribed payments to the Company over the initial five-year term of the contract.  During that time Electrum could have elected to receive a 65% interest in the property, increasing it to 75% if certain conditions were met.  The property would have reverted to the Company if Electrum had not fulfilled its obligations.  However, in January 2007, Electrum elected to terminate the joint venture and not conduct further exploration activities.

During September 2005, Electrum had acquired 2,000,000 shares of Company stock for $200,000 and received warrants to purchase 1,000,000 shares of Company common stock exercisable for two years at $.20 per share and warrants to purchase an additional 1,000,000 shares exercisable for four years at $.20 per share.  As a result of  Electrum’s termination of the joint venture referred to above, the 2,000,000 warrants automatically expired.

Following the termination of the exploarion agreement with Electrum (Note 5) management decided not to continue efforts to develop the Bruner property.  Management is currently seeking other business opportunities.

F-10-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 6.

STOCK OPTIONS

In December 2003, the Board of Directors approved a stock option plan under which options to purchase 2,000,000 shares of common stock can be issued to key employees and key consultants as determined by the Board of Directors.  Options to purchase common stock were issued to five officers of the Company and one consultant.  Each received options to purchase 300,000 shares at a price of $.10 per share, exercisable for a five year period.  This plan was voided at the end of calendar 2004 and was replaced by a grant of options with similar terms and immediate vesting.  An additional 300,000 options were granted during the year ended May 31, 2006 at an exercise price of $.17 per share for a five year period with options to purchase 100,000 shares vesting immediately, options to purchase 100,000 shares vesting after one year, and options to purchase 100,000 shares vesting after two years.  These options are being expensed over the vesting periods.

The fair value of each option grant was estimated on the date of grant using a Black-Sholes option pricing model.

A summary of the stock option activity for the years ended May 31, 2007 and May 31, 2006 is presented below:

	2007		2006
	Number of Options	Weighted Average Exercised Price	Number of Options	Weighted Average Exercised Price
Options outstanding at beginning of year	2,100,000	$.11	1,800,000	$.10
Options granted during year	-___	-	300,000.17
Options outstanding at end of year	2,100,000	$.11	2,100,000	$.11

Weighted average fair value of options granted	-	-	300,000	$.04
Weighted average remaining life of outstanding options – years		2.55		3.46

Options exercisable at year end	2,000,000	$.11	1,900,000	$.10
Options not exercisable	100,000.17		200,000.17

	2,100,000	$.11	2,100,000	$.11

F-11-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 6.

STOCK OPTIONS (continued)

The following assumptions were used to value option grants during the year ended May 31, 2006; no options were granted during the year ended May 31, 2007.

Dividend yield

0%

Expected volatility

   122.73%

Expected life

       3.65YRS

Note 7.

RENTALS UNDER OPERATING LEASES

There was no rent expense for either the year ended May 31, 2007 or the year ended May 31, 2006.

F-12-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 8.

INCOME TAXES

The Company and its former subsidiary have experienced losses each year since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period.  At May 31, 2007, NOL carryforwards were available to the Company as follows:  the Federal amount was $1,277,390 and the state amount was $1,237,838.  The potential tax benefit of the  NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.  If not used, the Federal carryforwards will expire as follows:

 Year

 Ended

May 31,

      AIV

2011

 $103,552

2012

   177,370

2019

82,978

2020

28,123

2021

126,656

2022

137,570

2023

  81,419

2024

  96,234

2025

219,739

2026

162,910

2027

  60,839

Under SFAS No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets using statutory rates, as presented below.  There is no difference between book losses and tax losses.  The deferred tax reserve increased by $9,126 during the year ended May 31, 2007.

 Current

Non-current

    Total

Deferred Tax Assets

$9,126

  $180,989

$190,115

Realization Allowance

  9,126

    180,989

  190,115

      Balance Recognized

$    -

  $      -

$      -

F-13-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 9.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for either income taxes on interest during the years ended May 31, 2007 and 2006.

The following noncash financing activities occurred:

a.

During 2006, 200,000 warrants were issued as part of a settlement for prior services rendered by a consultant.

b.

During 2006, 300,000 options were issued, vesting over 2 years.  The fair value thereof is being expensed over the vesting period ($5,706 expensed in 2007).

c.

During 2007, 400,000 shares were cancelled as part of a legal settlement.

Note 10.

WARRANTS:

A summary of the status of outstanding warrants as of May 31, 2007:

Warrants outstanding May 31, 2006

 2,200,000

Warrants granted during the year

          -

Warrants expired during the year

(2,000,000)

Warrants outstanding May 31, 2007

    200,000

The 200,000 outstanding warrants were issued in a noncash transaction as part of settlement for prior services rendered (see Note 9).  The expired warrants relate to the withdrawal of a joint venture partner that resulted in automatic expiration of warrants (Note #5).

F-14-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 11.

ADMINISTRATIVE EXPENSES

Included within Administrative Expenses are the following:

Year Ended May 31,

    2007

    2006

Options expense

$    5,706

$    6,417

Consulting expense

    37,359

      9,293

Geological and exploration expenses

      6,322

    19,067

Professional fees

    27,226

  133,810

Other expenses

    10,726

    11,589

Total administrative expenses

$  87,339

$180,176

F-15-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 12.

LEGAL SETTLEMENT

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

A settlement was approved by the Board of Directors on June 12, 2006, whereby both the Company and the former officials retain rights in certain previously owned properties.  Additionally, each former official retained 100,000 shares of previously owned Company stock and each returned 400,000 shares to the Company.  All allegations were dismissed without prejudice and a $25,000 bond which had been posted was returned to the Company.

Note 13.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit as of May 31, 2007 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing efforts to raise capital in the public and private markets or to seek a merger partner.

Note 14.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

Note 15.

SUBSEQUENT EVENTS

On July 27, 2007, the Company’s Board of Directors approved and recommended that, the Company’s Certificate of Incorporation be amended to increase its authorized shares of common stock from 50,000,000 shares to 400,000,000 shares (“Proposed Action”) and the Proposed Action be submitted to a vote of its shareholders.  The record date established by the Board of Directors was August 2, 2007 (“Record Date”).  On August 3, 2007, the Company filed a Preliminary Proxy Statement with the Securities and Exchange Commission in respect of the Proposed Action.  The Company intends to seek shareholder approval to increase its authorized shares of common stock.

F-16

SIGNATURES

     In accordance with Section 12 of the Securities  Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

                                            American International Ventures, Inc.

Date: September 12, 2007        By:     /s/ Myron Goldstein

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

/s/ Myron Goldstein

Myron Goldstein                                 Date: September 12, 2007

Chairman/Director

/s/ Brian Russell

Brian Russell                                        Date: September 12, 2007

Director

/s/ Walter Salvadore

Walter Salvadore                                  Date: September 8, 2007

Director

/s/ Jack Wagenti

Jack Wagenti                                         Date: September 12, 2007

Director

/s/ James K. Duff

James K. Duff                                             Date: September 12, 2007

Director

Footnotes

1 “Mineralized material” is gold bearing material that has been physically delineated by one or more of a number of methods including drilling, underground work, surface trenching and other types of sampling. This material has been found to contain a sufficient amount of mineralization of an average grade of metal or metals to have economic potential that warrants further exploration evaluation. While this material is not currently or may never be classified as reserves, it is reported as mineralized material only if the potential exists for reclassification into the reserves category. This material cannot be classified in the reserves category until final technical, economic and legal factors have been determined. Under the United States Securities and Exchange Commission’s standards, a mineral deposit does not qualify as a reserve unless the recoveries from the deposit are expected to be sufficient to recover total cash and non-cash costs for the mine and related facilities and make a profit.