Form 10KSB/A
period 2007-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2007-09-19
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to Form 10-KSB amends the Company original Form 10-KSB filing. The original Form 10-KSB filing inadvertently omitted the certifications required under the Sarbanes-Oxley Act of 2002. This Amendment No 1. includes such certifications.

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