Form 10QSB
period 2007-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2007-10-22
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2007

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

Yes: [X]    No: [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 10, 2007 is 19,345,044 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One): Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at August 31, 2007 (unaudited)

         and May 31, 2007 (audited)

3

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended August 31, 2007 and

        August 31, 2006 and from June 1, 2003 to August 31, 2007

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended August 31, 2007 and

       August 31, 2006, and from June 1, 2003 to August 31, 2007

5

      - Statements of Cash Flows for the three month periods

       ended August 31, 2007 and August 31, 2006, and

       from June 1, 2003 to August 31, 2007

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

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

BALANCE SHEET

August 31, 2007

    August 31, 2007

May 31, 2007

        (Unaudited)

                (Audited)

ASSETS

Current Assets

Cash

$      35,135

$     39,769

Total current assets

        35,135

       39,769

Fixed Assets

Office furniture and equipment

        11,567

       11,567

    Less, accumulated depreciation

        11,567

       11,567

Net fixed assets

            -

           -

Other Assets

Mining rights

          5,397

         5,397

Total other assets

          5,397

         5,397

    TOTAL ASSETS

$      40,532

$     45,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$      19,895

$     16,301

Total current liabilities

        19,895

       16,301

Stockholders’ Deficit

Common stock – authorized, 50,000,000

    shares of $.00001 par value; issued and

    outstanding, 19,345,044 and 19,345,044

    shares, respectively

                        193

            193

Capital in excess of par value

              1,286,300

  1,286,300

Additional paid in capital – options

       55,317

       54,454

Additional paid in capital – warrants

       30,315

       30,315

Deficit during development stage

   (612,504)

    (603,413)

Deficit prior to development stage

   (738,984)

    (738,984)

Total stockholders’ deficit

       20,637

       28,865

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     40,532

$     45,166

The accompanying notes are an integral part of these financial statements.

F-1-

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

For the Quarters Ended August 31,

(Unaudited)

June 1, 2003

       (Date of Inception of

         Development Stage)

                   2007

       2006      To August 31, 2007

Revenue

$           -

$           -

     $       -

Administrative Expenses

           9,275

         22,596            716,854

Operating Loss

          (9,275)

        (22,596)

       (716,854)

Other Income and Expense:

Other income

             -

             -

          40,000

Interest income

              184

  555

            4,591

Interest expense

             -

             -

              (206)

Profit on sales of securities

             -

             -

          59,965

Loss Accumulated During Exploration Stage

$        (9,091)

$      (22,041)

     $(612,504)

Loss Per Share – Basic and Diluted

$           -

$           -

Weighted Average Number of Shares Outstanding

  19,345,044

  20,092,870

Included within Selling and Administrative Expenses are the following amounts:

2007

2006

Professional fees

$         6,525

$       11,965

Options expense

              863

           3,250

Licenses and permits

           1,343

           4,085

Other expenses

              544

           3,296

$         9,275

$       22,596

The accompanying notes are an integral part of these financial statements.

F-2-

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Quarters Ended August 31,

(Unaudited)

June 1, 2003

       (Date of Inception of

        Development Stage

                            2007      2006        To August 31, 2007

Cash Flows From Operations:

    Net loss from operations

$   (9,091)

$(22,041)

$(612,504)

    Adjustments to reconcile net loss to net

        cash consumed by operating activities:

Depreciation

        -

       -

       2,714

Impairment                  -           -           3,273

Value of capital stock issued for services

        -

       -

     59,925

Value of options issued for services

         863

     3,250

     55,317

Changes in current assets and liabilities:

     Increase (decrease) in accounts payable

        and accrued liabilities

      3,594

    (3,528)

     19,702

Decrease in prepaid expenses

          150

        Net cash consumed by operating

activities

    (4,634)

  (22,319)

  (471,423)

Cash Flows From Investing Activities:

Deposit to secure letter of credit

       -

       -

    (25,667)

Release of deposit to secure line of credit

       -

       -

     25,667

Investment in mineral rights

      (5,397)

        Net cash consumed by investing

activities

        -

        -

      (5,397)

Cash Flows From Financing Activities:

    Proceeds of common stock issuances

        -

        -

   426,630

    Decrease in stockholder advances

        -

        -

         (143)

    Net cash provided by financing activities

        -

        -

   426,487

    Net (decrease) in cash

    (4,634)

   (22,319)

    (50,333)

    Cash balance, beginning of period

   39,769

    88,539

     85,468

    Cash balance, end of period

$ 35,135

$  66,220

$   35,135

The accompanying notes are an integral part of these financial statements.

F-3-

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of August 31, 2007 and for the three month periods ended August 31, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the quarter ended August 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

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

F-4-

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2007

(Unaudited)

3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of August 31, 2007 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets or to seek a merger partner.

4.

SUBSEQUENT EVENT

The Company’s Board of Directors and shareholders approved an increase to 400,000,000 authorized common shares.  As of August 31, 2007, the certificate of incorporation had not been amended.

F-5-

Item 2. Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements". All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-KSB for the period ended May 31, 2007. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

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

Plan of Operations.

As a result of the termination of the Electrum agreement, the Company has determined that it will not continue to seek interest in its Brunner claims from the mining industry or participate or engage in any future mining activities. Rather, the Company’s plan of operations is to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. The Company is seeking such business opportunities through its officers, directors and business contacts. The Company can not predict whether it will be successful in its efforts to identify a suitable business acquisition or combination candidate.

As of August 31, 2007, the Company has available working capital of $15,240. The Company believes that it has sufficient funds to pay for its corporate overhead, including seeking for a suitable business acquisition or combination candidate, for the next six to seven months. The projected use of funds will be to meet the Company’s reporting requirements under the Securities Exchange Act of 1934 and any costs related to the effecting a merger, share exchange or business combination transaction. If the Company experiences a working capital shortfall during such period, it will be required to raise additional funds through the private placement of its capital stock or through debt financing. If the Company is unable to raise funds to meet its projected working capital needs, it will have a material adverse impact on the Company and it may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate. Moreover, if the Company is required to raise additional funds, such event will cause significant dilution to the existing shareholders. Please refer to the Company’s Form 10-KSB for the period ending May 31, 2007 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

Item 3. Controls and Procedures.

(a) Under the supervision and with the participation of management, including the Company’s President and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of August 31, 2007. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms relating to our reporting obligations, and was made known to them by others within the company, particularly during the period when this report was being prepared.

(b)  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ending August 31, 2007 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

Item 3A(T). Controls and Procedures.

There is no information required to be furnished under Items 307 and 308T of Regulation S-B

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

On July 27, 2007, the Company's Board of Directors approved and recommended that, the Company’s Certificate of Incorporation be amended to increase its authorized shares of common stock from 50,000,000 shares to 400,000,000 shares (“Proposed Action”) and the Proposed Action be submitted to a vote of its shareholders. The record date established by the Board of Directors was August 2, 2007 (“Record Date”).  On August 3, 2007, the Company filed a Preliminary Proxy Statement with the Securities and Exchange Commission in respect of the Proposed Action. During the fiscal quarter ended August 31, 2007 the Company sought shareholder approval to increase its authorized shares of common stock as stated above.

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

Dated: October 15, 2007

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

10