Form 10QSB
period 2007-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2008-01-22
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2007

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

Yes: [X]    No: [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 10, 2008 is 19,345,044 shares of Common Stock, $.00001 par value.

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

       Stage for the three month periods ended November 30, 2007 and

        November 30, 2006 and from June 1, 2003 to November 30, 2007

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended November 30, 2007 and

       August 31, 2006, and from June 1, 2003 to November 30, 2007

5

      - Statements of Cash Flows for the three month periods

       ended November 30, 2007 and November 30, 2006, and

       from June 1, 2003 to November 30, 2007

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

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

BALANCE SHEET

November 30, 2007

    November 30, 2007

May 31, 2007

        (Unaudited)

                (Audited)

ASSETS

Current Assets

Cash

$      21,438

$     39,769

Total current assets

        21,438

       39,769

Fixed Assets

Office furniture and equipment

        11,567

       11,567

    Less, accumulated depreciation

        11,567

       11,567

Net fixed assets

            -

           -

Other Assets

Mining rights

          5,397

         5,397

Total other assets

          5,397

         5,397

    TOTAL ASSETS

$      26,835

$     45,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$        9,145

$     16,301

Total current liabilities

          9,145

       16,301

Stockholders’ Deficit

Common stock – authorized, 400,000,000

    shares of $.00001 par value; issued and

    outstanding, 19,345,044 and 19,345,044

    shares, respectively

                        193

            193

Capital in excess of par value

              1,286,300

  1,286,300

Additional paid in capital – options

       55,317

       54,454

Additional paid in capital – warrants

       42,315

       30,315

Deficit during development stage

   (627,451)

    (603,413)

Deficit prior to development stage

   (738,984)

    (738,984)

Total stockholders’ deficit

       17,690

       28,865

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     26,835

$     45,166

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

For the Six Months Ended November 30,

(Unaudited)

June 1, 2003

       (Date of Inception of

         Development Stage)

                   2007

     2006    To November 30,2007

Revenue

$           -

$           -

     $       -

Administrative Expenses

         24,367

         51,723            731,946

Operating Loss

        (24,367)

        (51,723)

       (731,946)

Other Income and Expense:

Other income

             -

         25,000

          40,000

Interest income

              329

  975

            4,736

Interest expense

             -

             -

              (206)

Profit on sales of securities

             -

             -

          59,965

Loss Accumulated During Exploration Stage

$      (24,038)

$      (25,748)

     $(627,451)

Loss Per Share – Basic and Diluted

$           -

$           -

Weighted Average Number of Shares Outstanding

  19,345,044

  20,092,870

Included within Selling and Administrative Expenses are the following amounts:

2007

2006

Consulting fees

$         6,533

$       23,110

Professional fees

         14,526

         16,588

Options expense

              863

           3,479

Licenses and permits

           1,343

           4,542

Other expenses

           1,102

           4,004

$       24,367

$       51,723

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

For the Three Months Ended November 30,

(Unaudited)

June 1, 2003

       (Date of Inception of

         Development Stage)

                   2007

     2006    To November 30,2007

Revenue

$           -

$           -

     $       -

Administrative Expenses

         15,092

         29,127            731,946

Operating Loss

        (15,092)

        (29,127)

       (731,946)

Other Income and Expense:

Other income

             -

         25,000

          40,000

Interest income

              144

  420

            4,736

Interest expense

             -

             -

              (206)

Profit on sales of securities

             -

             -

          59,965

Loss Accumulated During Exploration Stage

$      (14,948)

$        (3,707)

     $(627,451)

Included within Selling and Administrative Expenses are the following amounts:

2007

2006

Consulting fees

$         6,533

$       23,110

Professional fees

           8,001

           4,623

Options expense

             -

              229

Licenses and permits

             -

              457

Other expenses

              558

              708

$       15,092

$       29,127

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Months Ended November 30,

(Unaudited)

June 1, 2003

       (Date of Inception of

        Development Stage                   2007      2006    To November 30, 2007

Cash Flows From Operations:

    Net loss from operations

$ (24,038)

$(25,748)

$(627,451)

    Adjustments to reconcile net loss to net

        cash consumed by operating activities:

Depreciation and amortization

        -

       -

       2,714

  Impairment                  -           -           3,273

Value of capital stock issued for services

        -

       -

     59,925

Value of options issued for services

         863

     3,479

     55,317

Changes in current assets and liabilities:

     Increase (decrease) in accounts payable

        and accrued liabilities

      4,844

  (21,528)

     20,952

     Decrease in prepaid expense

        -

       -

          150

        Net cash consumed by operating

activities

  (18,331)

  (43,797)

  (485,120)

Cash Flows From Investing Activities:

Deposit to secure letter of credit

       -

       -

    (25,667)

Release of deposit to secure line of credit

       -

   25,667

     25,667

Investment in mineral rights

      (5,397)

        Net cash consumed by investing

activities

        -

    25,667

      (5,397)

Cash Flows From Financing Activities:

    Proceeds of common stock issuances

        -

        -

   426,630

    Decrease in stockholder advances

        -

        -

         (143)

    Net cash provided by financing activities

        -

        -

   426,487

    Net (decrease) in cash

  (18,331)

   (18,130)

    (64,030)

    Cash balance, beginning of period

   39,769

    88,539

     85,468

    Cash balance, end of period

$ 21,438

$  70,409

$   21,438

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2007

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of November 30, 2007 and for the three and six month periods ended November 30, 2007 and 2006 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three and six month periods ended November 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2007.

2.

SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods for either interest or income taxes.

During the quarter ended November 30, 2007, the Company issued 240,000 warrants to its President, valued at $12,000, in a settlement of an obligation for prior consulting fees.

3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of November 30, 2007 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets or to seek a merger partner.

Item 2. Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10-QSB includes "forward looking statements". All statements other than statements of historical facts included in this Form 10-QSB regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-KSB for the period ended May 31, 2007. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2007, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-QSB are expressly qualified in their entirety by the referenced Cautionary Statements.

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

As of August 31, 2007, the Company has available working capital of $12,293. The Company believes that it has sufficient funds to pay for its corporate overhead, including seeking for a suitable business acquisition or combination candidate, for the next three to six months. The projected use of funds will be to meet the Company’s reporting requirements under the Securities Exchange Act of 1934 and any costs related to the effecting a merger, share exchange or business combination transaction. If the Company experiences a working capital shortfall during such period, it will be required to raise additional funds through the private placement of its capital stock or through debt financing. If the Company is unable to raise funds to meet its projected working capital needs, it will have a material adverse impact on the Company and it may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate. Moreover, if the Company is required to raise additional funds, such event will cause significant dilution to the existing shareholders. Please refer to the Company’s Form 10-KSB for the period ending May 31, 2007 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

PART II

Item 1.   Legal Proceedings.

None

Item 2.   Unregistered Sale of Equity Securities and Use of Proceeds.

Effective November 30, 2007, the Company issued to its President stock purchase warrants to acquire 240,000 shares of its common stock at an exercise price of $0.01 per share. The term of the warrant is five years. The stock purchase warrants were valued at $12,000, and were issued in a settlement of an obligation for prior consulting fees.

The issuance of the common stock warrants were exempt from registration pursuant to Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the “Act”) due the limited number of offerees and the investment intent of the recipient, among other factors.

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

Dated: January 18, 2008

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

10