Form 10QSB
period 2008-02-29
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2008-04-11
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 29, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 3, 2008 is 19,345,044 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One): Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at February 29, 2008 (unaudited)

         and May 31, 2007 (audited)

3

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the nine month periods ended February 29, 2008 and

        February 28, 2007 and from June 1, 2003 to February 29, 2008.

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended February 29, 2008 and

       February 28, 2007, and from June 1, 2003 to February 29, 2008.

5

      - Statements of Cash Flows for the three month periods

       ended February 29, 2008 and February 28, 2007, and

       from June 1, 2003 to February 29, 2008.

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

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEETS

    February 29, 2008

May 31, 2007

        (Unaudited)

                (Audited)

ASSETS

Current Assets

Cash

$      15,032

$     39,769

Total current assets

        15,032

       39,769

Fixed Assets

Office furniture and equipment

        11,567

       11,567

    Less, accumulated depreciation

        11,567

       11,567

Net fixed assets

            -

           -

Other Assets

Mining rights

          5,397

         5,397

Total other assets

          5,397

         5,397

    TOTAL ASSETS

$      20,429

$     45,166

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued expenses

$        7,761

$     16,301

Total current liabilities

          7,761

       16,301

Stockholders’ Equity

Common stock – authorized, 400,000,000

    shares of $.00001 par value; issued and

    outstanding, 19,345,044 shares

                        193

            193

Capital in excess of par value

              1,286,300

  1,286,300

Additional paid in capital – options

       55,317

       54,454

Additional paid in capital – warrants

       42,315

       30,315

Deficit accumulated during exploration stage

    (632,473)

    (603,413)

Deficit prior to exploration stage

    (738,984)

    (738,984)

Total stockholders’ equity

        12,668

       28,865

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ DEFICIT

$     20,429

$     45,166

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Nine Month Periods Ended February 29 and 28

(Unaudited)

      June 1, 2003

           (Date of Inception of                                              Exploration Stage)

                   2008

       2007       To February 29, 2008

Revenue

$          -

$           -

     $        -

Administrative Expenses

         29,400

         62,348

         736,979

Operating Loss

        (29,400)

        (62,348)

       (736,979)

Other Income and Expense:

Other Income

         25,000

           40,000

Profit on sales of securities

             -

             -

           59,965

Interest income

              340

           1,296

             4,747

Interest expense

             -

             -

              (206)

Loss Accumulated During Exploration Stage

$      (29,060)

$      (36,052)

     $(632,473)

Loss Per Share – Basic and Diluted

$           -

$           -

Weighted Average Number of Shares Outstanding

  19,345,044

  19,664,293

Included within Selling and Administrative Expenses are the following amounts:

2008

2007

Geology fees and drilling cost

$           -

$            563

  Officer options                        863             3,479

Professional fees

         19,041

         23,680

Consulting fees

           6,533

         24,847

Licenses and permits

           1,343

           5,309

Press release expenses

             -

              500

Rent

             -

              450

Other expenses

           1,620

           3,520

$       29,400

$       62,348

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS AND DEFICIT

ACCUMULATED DURING EXPLORATION STAGE

For the Three Month Periods Ended February 29 and 28

(Unaudited)

      June 1, 2003

           (Date of Inception of                                              Exploration Stage)

                   2008

       2007       To February 29, 2008

Revenue

$           -

$           -

     $

Administrative Expenses

           5,033

         10,625            736,979

Operating Loss

          (5,033)

        (10,625)

       (736,979)

Other Income and Expense:

Other Income

          40,000

Profit on sales of securities

             -

             -

          59,965

Interest expense

             -

 -

              (206)

Interest income

                11

              321

            4,747

Loss Accumulated During Exploration Stage

$        (5,022)

$      (10,304)

     $(632,473)

Loss Per Share – Basic and Diluted

$           -

$           -

Weighted Average Number of Shares Outstanding

  19,345,044

  19,345,044

Included within Selling and Administrative Expenses are the following amounts:

2008

2007

(A) Includes the following expenses:

Geology fees and drilling cost

$           -

              563

Professional fees

           4,515

           7,092

Consulting fees

             -

           1,737

Press release expense

             -

             -

Options expense

             -

             -

Rent

             -

             -

Royalties

             -

             -

Licenses and permits

             -

              767

Other expenses

              518

              466

$         5,033

$       10,625

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended February 29 and 28

(Unaudited)

June 1, 2003

    (Date of Inception of

       Exploration Stage)

     2008

    2007      To February 29, 2008

Cash Flows From Operations:

    Net loss from operations

$ (29,060)

$(36,052)

$(632,473)

    Adjustments to reconcile net loss to net

        cash consumed by operating activities:

Impairment

        -

       -

       3,273

Depreciation

        -

       -

       2,714

Value of options issued for services

         863

     3,479

     55,317

Increase (decrease) in accounts payable

    and accrued liabilities

      3,460

  (33,618)

     19,568

Changes in current assets and liabilities:

Value of stock issued for services

        -

      -

     59,925

Increase in prepaid expenses

        -

      -

          150

        Net cash consumed by operating

activities

  (24,737)

  (66,191)

  (491,526)

Cash Flows From Investing Activities:

Deposit to secure letter of credit

       -

         -

    (25,667)

Release of deposit to secure letter of credit

       -

     25,667

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

        -

         -

         (143)

    Net cash provided by financing activities

        -

         -

   426,487

    Net decrease in cash

  (24,737)

    (40,524)

    (70,436)

    Cash balance, beginning of period

   39,769

     88,539

     85,468

    Cash balance, end of period

$ 15,032

$   48,015

$   15,032

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 29, 2008

(Unaudited)

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of February 29, 2008 and for the three and nine month periods ended February 29, 2008 and February 28, 2007 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three and nine month periods ended February 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2007.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2008.

2.

SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods for either interest or income taxes.

During the quarter ended November 30, 2007, the Company issued 240,000 warrants to its President, valued at $12,000, in a settlement of an obligation for prior consulting fees.

3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of February 29, 2008 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets or to seek a merger partner.

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

Plan of Operations.

As a result of the termination of the Electrum agreement, the Company’s plan of operations is to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. The Company is seeking such business opportunities through its officers, directors and business contacts. The Company can not predict whether it will be successful in its efforts to identify a suitable business acquisition or combination candidate.

As of February 29, 2008, the Company has available working capital of $7,271. The Company believes that it has sufficient funds to pay for its corporate overhead, including seeking for a suitable business acquisition or combination candidate, for the next three to six months. The projected use of funds will be to meet the Company’s reporting requirements under the Securities Exchange Act of 1934 and any costs related to the effecting a merger, share exchange or business combination transaction. If the Company experiences a working capital shortfall during such period, it will be required to raise additional funds through the private placement of its capital stock or through debt financing. If the Company is unable to raise funds to meet its projected working capital needs, it will have a material adverse impact on the Company and it may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate. Moreover, if the Company is required to raise additional funds, such event will cause significant dilution to the existing shareholders. Please refer to the Company’s Form 10-KSB for the period ending May 31, 2007 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

(b)  There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the Company’s fiscal quarter ending February 29, 2008 that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting.

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

Dated: April 10, 2008

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

10