Form 10KSB
period 2008-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2008-08-28
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2008

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

Common Stock $.00001 par value

Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

(1)  [X] Yes       [   ]    No

(2)  [X] Yes       [   ]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]  No [  ]

The registrant's revenues for its most recent fiscal year were: $-0-

As of August 21, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $939,003. This calculation is based upon the average of the bid price of $0.055 and asked price of $0.07 of the common stock on August 21, 2008.

The number of shares outstanding of the registrant's class of common stock on August 21, 2008 was 19,345,044 shares.

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

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND GOING CONCERN OPINION. As of May 31, 2008, the Company‘s audited financial statements reflect total assets of $18,170, total current liabilities of $8,775, working capital of $3,998, and an operating loss for the 12 month period then ended of $32,333.  In addition, the Company’s accountant has issued a going concern opinion regarding the ability of the Company to conduct future operations. Accordingly, certain risks exist with respect to the Company and its ability to effect its plan of operations.

SHELL COMPANY STATUS; POTENTIAL CHANGE OF CONTROL AND SIGNIFICANT DILUTION.  The Company is a shell company as defined under federal securities laws. While the Company maintains a mining property located in Nye County, Nevada, it has no intention of developing this property absent a dramatic increase in gold prices. Its plan of operations is to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. However, at this time, the Company has no plan, proposal, agreement, understanding or arrangement to acquire or merge with any specific business or company, and the Company has not identified any specific business or company for investigation and evaluation. In the event the Company does acquire a business opportunity, a change of control of the Company may result. The change of control may occur through the issuance of common stock to the owners of the acquired company which may exceed greater than 90% of the Company’s total issued and outstanding capital stock. This event will result in significant dilution to existing shareholders. In addition, the officers and directors of the acquired company likely will replace part or all of the existing officers and directors. The Company cannot predict when or if an acquisition will occur, or if it does occur, whether it will result in profitable operations.

RECENT INCREASE IN IT’S AUTHORIZED CAPITAL STOCK. During the recent fiscal year, through a shareholder vote,  the Company increased its authorized shares of common stock from 50,000,000 shares to 400,000,000 shares. As a result, the Company  will be able to issue shares of its common stock in the future, including for any share exchange transaction, up to the authorized amount (400,000,000) with the approval of the Board of Directors and without the approval of its shareholders. The issuance of such shares will cause significant dilution to its existing shareholders.

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

THE COMPANY MAY PAY CONSULTANTS AND EMPLOYEES IN STOCK AS CONSIDERATION FOR THEIR SERVICES WHICH MAY RESULT IN STOCKHOLDER DILUTION. Due to the Company’s limited cash availability, the Company has in the past and may in the future pay consultants and employees in stock, warrants or options to purchase shares of our common stock rather than cash.  The issuance of common stock in exchange for services may substantially increase the number of shares of common stock outstanding and cause significant dilution to existing shareholders.

FAILURE TO MAINTAIN PROPERTY RIGHT TO MINING CLAIMS. The Company is required to expend approximately $400 per annum in annual property taxes to maintain its patented mining claims in Nye County, Nevada. It has paid the property tax for 2008 calendar year. Due to the Company’s limited cash position, it is conceivable that, absent a cash infusion, the Company may not be able to pay its future tax obligations, in which event, the Company may lose it rights to the mining claims.

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

BUSINESS OF COMPANY.

Prior Business Activities.

During 2002, the Company developed a plan of operations to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic but prospective mineral properties in the United States, principally gold properties that could be enhanced by performing limited exploratory work on the property. The Company would then attempt to identify a joint venture partner to further develop the property or otherwise sell the property to an industry participant. The Company acquired two mining properties, the most significant of which was the Bruner property located in Nye County, Nevada. The description of the Bruner claims is set forth in greater detail below.

In keeping with its prior plan of operations, on September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC (“Electrum”) relating to the Bruner property. Please refer to the Company’s Form 8-K filing with Securities and Exchange Commission on September 29, 2005 for a more detailed description of the transaction with Electrum. In late May 2006, Electrum commenced a 9 hole exploratory drilling program on the Bruner property which targeted deeper prospects on the property (See “Exploration Potential on Deeper Targets” below). The drill program encountered several short intervals of relatively low grade gold mineralization with no zones of the high grade mineralization. Based on the results of the drill program, on January 18, 2007, Electrum terminated the joint venture arrangement with the Company. Since the termination of the joint venture with Electrum, the Company has not conducted, nor has it any plans to conduct, additional exploration work on the Brunner property.

Bruner Property - Nye County, Nevada.

The Company owns 28 patented claims totaling 560 acres and 10 unpatented claims totaling 200 acres for a total land position of 1,380 acres in the heart of the Bruner mining district in Nye County, Nevada. The Company acquired the bulk of the mining claims from Orcana Resources, Inc. and Miramar Gold Corporation (collectively “Orcana”) in July 2002. Under the terms of acquisition, the Company is required to maintain the property in good standing under state mining regulations for at least one full assessment year and pay Orcana a two percent net smelter royalty on all metals and materials mined or produced from the property. The Company maintains the right to purchase the net smelter royalty from Orcana for the sum of $250,000 payable in cash and/or marketable securities of the Company. In addition, upon achieving commercial production on the Bruner property, the Company is obligated to pay Orcana $250,000 within 120 days of achieving such commercial production. The payment may be in the form of cash and/or marketable securities of the Company.

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

During May and June of 2004, the Company conducted a limited diamond drill program in the Duluth area of the Bruner claims designed to follow up reverse air circulation drilling previously conducted on the property in the 1980's. During this period, the Company also performed surface geological mapping, and sampling in the area. The Company drilled five holes for a total of 767 linear feet. The cost of the program was approximately $68,000. The Company’s results were similar to previous drilling results on the property. Gold values greater than 0.02 oz/ton were detected in all of the five holes that were drilled.  Hole 181 contained a 14.3 foot interval that ran 0.079 oz Au/ton including a three foot interval that ran 0.257 oz Au/ton, hole 182 contained a 20.3 foot interval that ran 0.061 oz Au/ton, and hole 184 contained a 28.0 foot interval that ran 0.078 oz Au/ton including a 5.5 foot interval that ran 0.335 oz Au/ton. Management and its consulting geologists have re-considered the economic potential of the shallow depths on the Bruner claims based on prior results of its exploration program and that of past exploration efforts in view of current gold prices. Previously, management concluded that the shallow, open pittable potential has been effectively tested and appeared non-commercial. This conclusion was based on gold prices ranging from $300 to $350 per ounce. In view of the current gold price, management now believes that a more comprehensive evaluation of the economic potential of the shallow depths may be warranted, however, the Company does not intend to conduct any further exploration on the property.

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

The potential for high-grade vein targets on the Bruner property, especially at depths greater than the low grade mineralization which has been explored to date, remains largely untested.  Previous exploration drilling encountered several vein intercepts assaying greater than 0.5 oz/ton Au, and surface sampling also yielded assay results of greater than 0.5 oz/ton Au. Preliminary evaluation of the Company’s 2004 diamond drilling results and surface geological work suggests the possibility of mineralization at greater depths, which may be similar to the Midas (also known as the Ken Snyder) mine located approximately 90 miles from Carlin, Nevada. The Midas/Ken Snyder mine was discovered in the mid-1990's and production commenced in January 1999 at an annual rate of about 200,000 ounces of gold per year by Newmont Mining Corp.  Newmont’s published reserves for the Midas/Ken Snyder mine on December 31, 2003 were 3,400,000 tons at a grade of 0.58 ounces of gold per ton containing 1,950,000 ounces of gold, with a similar amount of mineralized material.  However, as mentioned above, in late May 2006, Electrum commenced a 9 hole exploratory drilling program on the Bruner property which targeted these deeper prospects on the property. While the drill program encountered several short intervals of relatively low grade gold mineralization, no zones of the high grade mineralization were identified, and, on January 18, 2007, Electrum terminated the joint venture arrangement with the Company.

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

In an effort to provide sufficient flexibility to the Company’s Board of Directors to effect a business acquisition or combination, the Company, through shareholder approval, on or about October 15, 2007,  increased its authorized shares of common stock from 50,000,000 shares to 400,000,000 shares. Accordingly,  under Delaware law, the Company may be able to accomplish a stock for stock transaction with another company without the need for a shareholder vote.

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

Item 3. Legal Proceedings.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities.

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

2006    Low Bid High Bid

1st Quarter   $0.08  $0.12

2nd Quarter   $0.11  $0.41

3rd Quarter   $0.10  $0.19

4th Quarter   $0.11  $0.22

2007    Low Bid High Bid

1st Quarter   $0.11  $0.35

2nd Quarter   $0.04  $0.12

3rd Quarter   $0.045  $0.15

4th Quarter   $0.05  $0.12

2008    Low Bid High Bid

1st Quarter   $0.07  $0.09

2nd Quarter   $0.04  $0.07

3rd Quarter   $0.05  $0.07

4th Quarter   $0.05  $0.25

2009    Low Bid High Bid

1st Quarter   $0.05  $0.20

As of August 18, 2008, the Company had 230 shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

During the forth fiscal quarter for the annual period covered by this Report, the Company did not make any repurchases of its capital stock. Also during the annual period covered by this Report, the Company did not issue any equity securities not registered under the Securities Act of 1933, as amended, not otherwise disclosed.

The following table provides information as of May 31, 2008 concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders (1)	2,240,000	$0.09	2,240,000
Total	2,240,000	$0.09	2,240,000

(1) The amount represents; (i) options to acquire 1,500,000 shares of common stock of the Company granted to the Company’s five directors, (ii) options to acquire 300,000 shares of common stock of the Company granted to Steven Davis, the  Company’s President, (iii) stock warrants to acquire 200,000 shares of common stock of the Company granted to James Duff, the former President of the Company, and (iv) stock warrants to acquire 240,000 shares of common stock of the Company granted Steven Davis, the  Company’s President, all as described below.

In January 2005, the Board of Directors of the Company approved a stock option grant to its then current officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date or within two years from their termination in such officer or director capacity, whichever is earlier. The aggregate options issued under this grant total 1,500,000 and are held by the five current directors. These options replaced the options granted under the 2003 Stock Option Plan of the Company which had expired. On September 15, 2005, the Company granted Mr. Steven Davis, the Company’s President, stock options to acquire 300,000 shares of common stock of the Company, of which one third of the options vested immediately, one third vest on September 15, 2006, and the remainder vest on September 15, 2007. The options are exercisable at $0.17 per share during a five year term. On December 22, 2005, the Company issued a stock warrant to acquire 200,000 shares of the Company’s common stock to James Duff, the Company’s former president, in exchange for past due services owed to Mr. Duff in the amount of $30,315. The warrants expire December 22, 2010 and are exercisable at a price of $0.01 per share.  . On November 30, 2007, the Company issued a stock warrant to acquire 240,000 shares of the Company’s common stock to Mr. Steve Davis, the Company’s President, in exchange for past due services owed to Mr. Davis in the amount of $12,000. The warrants expire November 30, 2012 and are exercisable at a price of $0.01 per share.

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

As of May 31, 2008, the Company has available working capital of $3,998. The Company has projected that its overhead for the next 12 months is $25,400, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, property taxes on the Bruner claims in the approximate amount of $400, and miscellaneous expenses of $1,000. The projected legal and accounting fees related to the Company’s reporting requirements under the Exchange Act of 1934 The company expects to incur addition legal and accounting fees in order to effect merger, share exchange or business combination transaction.  The Company has no other capital commitments. The Company has insufficient funds to pay for its corporate overhead for the next 12 months. As such, it will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing obligations. If the Company is able to raise funds to meet its projected working capital needs, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

Item 7. Financial Statements.

     The financial  statements  required by this Item are set forth immediately following Item 14 of Part III.

Item 8.  Changes in and  Disagreements  with  Accountants on Accounting and   Financial Disclosure.

None

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (“Exchange Act”)). For purposes of the foregoing, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as outlined above. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that they believe that, as of the end of the period covered by the Annual Report, our disclosure controls and procedures were not effective at a reasonable assurance level.  In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer noted that we failed to include in our Annual Report a report by management on the Company’s internal control over financial reporting and that the certifications contained in Exhibits 31.1 and 31.2 of the Annual Report did not include the required certifications relating to the Company’s internal controls over financial reporting as required by applicable SEC regulations.  We are currently reviewing our disclosure controls and procedures to correct the deficiency that lead to this omission and expect to implement changes in the near term.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. As of December 31, 2007, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation was conducted of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was adequately designed and operating effectively as of December 31, 2007.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only Management’s Report in this Annual Report.

Changes in internal controls over financial reporting.

In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during our most recent quarter.

Item 8A(T). Controls and Procedures.

There is no information required to be furnished under Items 307 and 308T of Regulation S-B

Item 8B. Other Information.

On May 15, 2008, the Company filed a Form 8-K to disclose a Letter of Intent with Navigational Sciences, Inc., a privately held Delaware corporation. The Letter of Intent related to a proposed share exchange transaction with the private entity whereby the Company would acquire all of the issued and outstanding shares of common stock of the private entity in exchange for the Company’s common stock.  On July 15, 2008, the Letter of Intent expired, and the parties have determined not to further pursue the transaction.

PART III

Item 9.  Directors. Executive Officers. Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company during fiscal year ending May 31, 2008 are as follows;

Name

Age

Position

Myron Goldstein

68

Chairman and Principal Financial

Officer

Steven Davis

66

President and

Principal Executive Officer

Jack Wagenti

71

Director

Walter Salvadore, Jr.

53

Director

Brian G. Russell

78

Director

James K. Duff

63

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

Mr. Jack Wagenti, Director.

    Mr. Wagenti has acted in varying officer capacities and director of the Company from 1996 to the present. On October 15, 2005, Mr. Jack Wagenti resigned in his capacity as the Company’s Secretary, Treasurer and Chief Financial Officer, and remains as a Director of the Company. From 1988 to 1996, Mr. Wagenti owned and operated a real  estate brokerage business located in Lodi, New Jersey. Mr. Wagenti also is an director of US Precious Metals, Inc. and International Power Group, Ltd., both reporting companies under the federal securities laws. Other than his positions with the Company, International Power Group, Ltd. and US Precious Metals, Inc., Mr. Wagenti is not engaged in any other active business.

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

Mr. James Duff, Director.

    Mr. Duff was appointed President and Chief Executive Officer of the Company on April 10, 2004. Mr. Duff has over 40 years of diverse, international mining experience. From June 2005 to June 2008 Mr Duff was President of Empresa Minera Manquiri SA, the Bolivian subsidiary of Coeur d’Alene Mines Corporation of Coeur d’Alene, Idaho.  Mr. Duff was a consultant to Coeur d’Alene Mines from November 2002 to June 2005 and he was  Vice President of Business Development from 1995 to November 2002, and was Director of Business Development from 1990 to 1995, of Coeur d'Alene Mines Corporation. Mr. Duff also is a Director of Goldrich Mining Company, a public company on the OTC Bulletin Board. On September 6, 2005, Mr. Duff resigned as the Company’s President and Chief Executive Officer, and on that date was appointed a Director of the Company.

    Each  director  serves until the next annual  meeting of  Shareholders  and until his respective successor is duly elected and qualifies. Executive officers are elected by the Board to serve at the discretion of the directors.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2008, 2007 and 2006 that received compensation from the Company are set forth in the following table and information below:

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

  ($)

($)

      ($)                       (#)

-----------------------------------------------------------------------------------------------------------------------

Myron Goldstein

2008

   -0-

  -0-

-0-

      -0-

        -0-

Chairman

2007

   -0-

  -0-

-0-

      -0-

        -0-

2006

   -0-

  -0-

-0-

      -0-

        -0-

Steven Davis(1)

2008

   -0-

  -0-

$-0-

      -0-

           -0-

President

2007

   -0-

  -0-

$-0-

     -0-                           -0-

2006

   -0-

  -0-

$17,940

     -0-                      540,000

James Duff(2)

2006

   -0-

  -0-

$35,315

      -0-

        -0-

Former President

---------------------------------------------------------------------------------------------------------------------

(1). On September 15, 2005, Mr. Steven R. Davis was appointed as the Company’s President and Chief Executive Officer by its Board of Directors. The Company and Mr. Davis reached a consulting agreement from the date of the agreement through the period ended December 31, 2006, Mr. Davis in his capacity as President, Mr. Davis was paid a monthly fee of $2,000 for which he devoted approximately 30 hours per month on the business affairs of the Company. Additional time spent on Company affairs were billed at the rate of $50.00 per hour. During fiscal 2007, the Company paid Mr. Davis $5,940, and an additional $12,000 was due Mr. Davis under his consulting arrangement with the Company. In satisfaction of the stated amount, on November 30, 2007, the Company granted Mr. Davis stock options to acquire 240,000 shares of common stock of the Company. The options are exercisable at $0.01 per share during a five year term. The value of the warrants is determined to be $12,000 which equals the most recent stock price at the time of grant ($0.06) less the exercise price ($0.01), multiplied by the number of shares underlying the grant (240,000). Since the expiration of the stated consulting agreement on December 31, 2006, the Company has no obligation to pay any compensation to Mr. Davis.

(2). In December 2005, Mr. Duff was paid $5,000 in cash and received stock warrants to acquire 200,000 shares of the Company’s common stock in exchange for an amount of $35,315 which was due Mr. Duff at that time. On December 23, 2003, Mr. Duff received a stock option to acquire 250,000 shares of common stock of the Company for a total consideration of $25. The option was exercised in January 2004.  The most recent closing market price of the Company’s common stock on the date of grant was $0.08. The value of restricted stock award equals the product of the stated closing price multiplied by 250,000 less the exercise price paid. During fiscal 2004, Mr. Duff received $7,000 in consulting fees from the Company under a consulting agreement with the Company which is discussed below. During fiscal 2005, was entitled to receive $16,800 under the consulting agreement with the Company. Mr. Duff resigned as President and Chief Executive Officer of the Company on September 6, 2005 and on that date was appointed a Director of the Company.

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

In January 2005, the Board of Directors of the Company approved a stock option grant to its officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired. On May 8, 2008, the Board of Directors’ voted to change the expiration of the stated options to the  earlier of five years from the date of grant or two years from the date the director or consultant resigns or is terminated by the Company.

Except as stated above, for the fiscal period ending May 31, 2008, the Company had no employment agreement, arrangement, or obligations with its officers, and the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plans.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Name (a)	Number of securities underlying options/SARs granted (#) (b)	Percent of total options/SARs granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)
Steven Davis President and CEO	240,000	100%	$0.01	November 30, 2012

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

Security Ownership of Certain Beneficial Owners and Management

The following  table sets  forth,  as of the date of August 18, 2008,  the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the  Company's  Common  Stock,  each  executive  officer  and director individually and all executive officers and directors of the Company as a group as of such date.  No other class of voting securities is outstanding.  Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 19,345,044 shares of common stock of the Company which are issued and outstanding as of August 18, 2008. Except as otherwise noted, the address for each party is 4058 Histead Way, Evergreen, Colorado 80439, the address of the Company.

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

   800,000

4.0%

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

(2). Mr. Goldstein is Chairman, and Chief Financial Officer of the Company. The amount includes 571,000 shares of common stock held by such officer.

(3). Mr. Duff is a Director of the Company. The amount includes 250,000 shares of common stock and stock options to acquire 250,000 shares of common stock held by such director.

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

In January 2005, the Board of Directors of the Company approved a stock option grant to its officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired. On May 8, 2008, the Board of Directors’ voted to change the expiration of the stated options to the  earlier of five years from the date of grant or two years from the date the director or consultant resigns or is terminated by the Company.

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

32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.(filed herewith)

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2008 were $6,950 (estimate) and for 2007 were $6,886 (actual).

(2) Audit Related Fees for 2008 were $4,200 (estimate) and for 2007 were $4,000 (actual).

(3) Tax Fees for 2008 were $630 (estimate) and 2007 were $620 (actual).

(4) All Other Fees were $0.

(5) N/A

(6) N/A

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

May 31, 2008

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

May 31, 2008

CONTENTS

PAGE

Report of Registered Independent Public Accounting Firm

        1

Balance Sheet

        2

Statements of Operations and Deficit Accumulated

    During Exploration Stage

        3

Statements of Changes in Stockholders’ Deficit

        4

Statements of Cash Flows

        5

Notes To Financial Statements

        6

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANTS

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

MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS

REGISTERED PUBLIC ACCOUNTING FIRM WITH

    PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American International Ventures, Inc.

We have audited the accompanying balance sheets of American International Ventures, Inc. (an exploration stage company) as of May 31, 2008, and 2007, and the related statements of operations and deficit accumulated during exploration stage, changes in stockholders’ deficit, and cash flows for the years ended May 31, 2008 and May 31, 2007, and the period from June 1, 2003 (date of inception of exploration stage) to May 31, 2008.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted the audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that the audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. as of May 31, 2008, and 2007 and the results of the operations of American International Ventures, Inc. and its cash flows for the two yearly periods then ended; and for the period June 1, 2003 (date of inception of exploration stage) to May 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at May 31, 2008, the Company had an accumulated deficit of $1.4 million and has a history of continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANTS

July 1, 2008

Wayne, New Jersey

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

May 31, 2008

ASSETS

May 31, 2008

May 31, 2007

Current Assets

Cash

$       12,773

$     39,769

Total current assets

         12,773

       39,769

Fixed Assets

Office furniture and equipment

         11,567

       11,567

    Less, accumulated depreciation

         11,567

       11,567

Net fixed assets

             -

           -

Other Assets

Mining rights

           5,397

         5,397

Total other assets

           5,397

         5,397

    TOTAL ASSETS

$       18,170

$     45,166

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accrued liabilities

$         8,775

$     16,301

Total current liabilities

           8,775

       16,301

Stockholders’ Equity

Common stock – authorized, 400,000,000

    shares of $.00001par value; issued and

    outstanding 19,345,044 shares

             193

            193

Capital in excess of par value

   1,293,355

  1,286,300

Additional paid in capital - options

        48,262

       54,454

Additional paid in capital – warrants

        42,315

       30,315

Deficit accumulated during exploration stage

     (635,746)

    (603,413)

Deficit prior to exploration stage

     (738,984)

    (738,984)

Total stockholders’ equity

          9,395

       28,865

    TOTAL LIABILITIES AND

        STOCKHOLDERS’ EQUITY

$       18,170

$     45,166

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2008 and 2007

          June 1, 2003

(Date of Inception of         Exploration Stage)

    2008

    2007

         To May 31, 2008

Revenue

$       -

$       -

$       -

Administrative Expenses

     32,744

     87,339

   740,323

Operating loss

   (31,730)

    (87,339)

  (740,323)

Other Income and Expense:

Other income

        -

     25,000

     40,000

Interest income

          411

       1,500

       4,818

  Interest expense                   -             -             (206)

Profit on sales of securities

         -

         -

     59,965

Loss Accumulated During Development Stage

  (32,333)

  (60,839)

  (635,746)

Loss Per Share - Basic and Diluted

    $  -

     $  -

Weighted Average Number of Shares Outstanding

19,345,044

19,533,537

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Years Ended May 31, 2008 and 2007

	Common Stock			Additional Paid in Capital Options	Additional Paid in Capital Warrants	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Total
	Shares	Par Value	Capital in Excess of Par Value
Balance, May 31, 2006	20,145,044	$201	$1,206,292	$48,748	$110,315	$(542,574)	$(738,984)	$ 83,998

Cancellation of stock	(800,000)	(8)	8					-

Additional cost of vested options				5,706				5,706

Transfer value associated with expired warrants			80,000		(80,000)			-

Net loss for the year						(60,839)		(60,839)
	_________	___	________	_____	_______	_______	_______	______
Balance, May 31, 2007	19,345,044	193	1,286,300	54,454	30,315	(603,413)	(738,984)	28,865

Additional cost of vested options				863				863

Transfer for expired options			7,055	(7,055)				-

Warrants issued for prior services					12,000			12,000

Net loss for the year						(32,333)		(32,333)
	_________	___	________	_____	______	______	_______	______
Balance, May 31, 2008	19,345,044	$193	$1,293,355	$48,262	$ 42,315	$(635,746)	$(738,984)	$ 9,395

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2008 and 2007

                        June 1, 2003

(Date of Inception of              Exploration Stage)

     2008

    2007

    To May 31, 2008

Cash Flows From Operations:

    Net loss

$(32,333)

$(60,839)

$(635,746)

    Adjustments to reconcile net loss to net cash

        consumed by operating activities:

    Charges not requiring the outlay of cash:

Depreciation

         -

         -

       2,714

Impairment

         -

     3,273

       3,273

Value of capital stock issued for services

         -

         -

     59,925

Value of options issued for services

        863

     5,706

     55,317

    Changes in current assets and liabilities:

    Increase (decrease) in accounts payable and

        accrued liabilities

     4,474

  (22,727)

    20,582

    Decrease in prepaid expenses

       -

        150

         150

                   Net cash consumed by operating

    activities

  (26,996)

  (74,437)

(493,785)

Cash Flows From Investing Activities:

    Deposit to secure letter of credit

       -

  (25,667)

    Release of deposit to secure letter of credit

       -

   25,667

   25,667

    Investment in mineral rights

       -

       -

    (5,397)

Net cash consumed (consumed) by

    investing activities

       -

  25,667                (5,397)

Cash Flows From Financing Activities:

    Proceeds of sales of common stock

       -

       -

              426,630

    Decrease in stockholder advances

       -

       -                         (143)

              Net cash provided by financing

    activities

       -

       -

              426,487

Net decrease in cash

 (26,996)

  (48,770)

 (72,695)

Cash balance, beginning of period

   39,769

   88,539

   85,468

Cash balance, end of period

$ 12,773

$ 39,769          $     12,773

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

Note 1.

ORGANIZATION AND BUSINESS

Organization

The Company was formed January 13, 1998 as American Precious Metals, Inc.  On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984 and was the successor entity of the merger.  On December 20, 2000, the Company changed its name to American International Ventures, Inc. (AIV).

Exploration Stage

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  The Company has been in the exploration stage since June 1, 2003 but is currently seeking other business opportunities. The Company has incurred losses since June 1, 2003 of $635,746.  Prior to June 1, 2003, the Company operated an office supplies business through a subsidiary.

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, investment securities, accounts payable and accrued liabilities, approximate their fair values at May 31, 2008.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

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

Warrants were issued in 2008 but were not included in the calculation of loss per share because such inclusion would have an antidilutive effect.

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

May 31, 2008

Note 2.  (continued)

g.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in either the year ended May 31, 2007 or May 31, 2008.

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

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

Note 3.

RELATED PARTY TRANSACTIONS

During the year 2008, 240,000 warrants were awarded as part of a $12,000 compensation settlement with a consultant who also serves as Company president.

Note 4.

CAPITAL STOCK

There were no private placements during the years ended May 31, 2007 and May 31, 2008.

Note 5.

MINING RIGHTS

In July 2002, the Company acquired by agreement patented mining claims located in Nevada at a cost of $3,273.  The Company believed these claims contain valuable gold deposits and planned to exploit them.  However, the Company elected to terminate the option agreement effective December 31, 2006.  The cost was considered impaired and written off in year ended May 31, 2007.

Effective September 1, 2005, the Company signed an agreement with Electrum Resource, LLC (“Electrum”) to explore and, if successful, to develop the Bruner Gold Property in Nye County, Nevada.  The agreement calls for Electrum to spend $3,000,000 in exploration expenses over three years and make prescribed payments to the Company over the initial five-year term of the contract.  During that time Electrum could have elected to receive a 65% interest in the property, increasing it to 75% if certain conditions are met.  The property would have reverted to the Company if Electrum does not fulfill its obligations.  However, in January 2007, Electrum elected to terminate the joint venture and not conduct further exploration activities.

Following the termination of the exploration agreement with Electrum management decided not to continue efforts to develop the Bruner property.  Management is currently seeking other business opportunities.

Note 6.

LETTER OF INTENT

The Company has signed a letter of intent whereby it will acquire another company, Navigational Sciences, Inc., by a merger of a newly formed subsidiary into Navigational Sciences, Inc. in a tax-tree reorganization.  Under its terms, Navigational Sciences, Inc, would become a wholly-owned subsidiary of the Company. On July 15, 2008, the Letter of Intent expired, and the parties have determined not to further pursue the transaction.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

Note 7.

STOCK OPTIONS

In January 2005, the Board of Directors approved a stock option plan under which options to purchase 2,000,000 shares of common stock could be issued to key employees and key consultants as determined by the Board of Directors.  During 2005, options to purchase common stock were issued to five directors and a consultant of the Company, all of whom were immediately vested.  Each received options to purchase 300,000 shares at a price of $.10 per share.  An additional 300,000 options were granted to the Company’s President during the year ended May 31, 2006 at an exercise price of $.17 per share, all of which have vested.  These options have been expensed over the vesting periods. On January 10, 2007, one of the option recipients resigned and, under the terms of the plan, his options were terminated July 10, 2007.  On May 8, 2008, by virtue of a Board of Directors’ resolution, the above options expire the earlier of five years from the date of grant or two years from the date the director or consultant resigns or is terminated by the Company.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model.

A summary of the stock option activity for the years ended May 31, 2008 and May 31, 2007 is presented below:

	2008		2007
	Number Of Options	Weighted Average Exercised Price	Number Of Options	Weighted Average Exercised Price
Options outstanding at beginning of year	2,100,000	$.11	2,100,000	$.11
Options granted during year	-	-	-	-
Options terminated during the year	(300,000)	.11	-
Options outstanding at end of year	1,800,000.11		2,100,000	$.11

Weighted average fair value of options granted	-	-	-	-
Weighted average remaining life of outstanding options - years		1.55		2.55

Options exercisable at year end	1,800,000.11		2,000,000	$.11
Options not exercisable	-___	___	100,000.17

	1,800,000	$.11	2,100,000	$.11

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 8.

WARRANTS TO PURCHASE COMMON STOCK

The following is a schedule of changes in warrants outstanding during the years 2007 and 2006.

Balance May 31, 2006	2,200,000
Cancellation of warrants due to termination of joint venture by venture partner	(2,000,000)
Balance May 31, 2007	200,000
Issuance of warrants as settlement for prior consulting services	240,000
Balance May 31, 2008	440,000

The following is a breakdown by exercise price of warrants outstanding at May 31, 2008.

Exercise Price	Remaining Life (In Years)	Number of Warrants
$.01	1.5	200,000
$.01	3.5	240,000

The assumptions used in valuation of warrants were as follows:

	2008	2007
Stock price	$.06	$.15
Exercise price	$.01	$.00001
Stock volatility	135.06%	122.73%
Risk free rate	1.17%	2.29%
Expected term	4 years	5 years
Dividend yield	none	none

Note 9.

RENTALS UNDER OPERATING LEASES

There was no rent expense for either the year ended May 31, 2008 or the year ended May 31, 2007.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

Note 10.

INCOME TAXES

The Company and its former subsidiary have experienced losses each year since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period.  At May 31, 2008, NOL carryforwards were available to the Company as follows:  the Federal amount was $1,308,709 and the state amount was $1,269,157.  The potential tax benefit of the  NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.  If not used, the Federal carryforwards will expire as follows:

 Year

 Ended

May 31,

      AIV

2011

 $103,552

2012

   177,370

2019

82,978

2020

28,123

2021

126,656

2022

137,570

2023

  81,419

2024

  96,234

2025

219,739

2026

162,910

2027

  60,839

2028

  32,333

Under SFAS No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets using statutory rates, as presented below.  There is no difference between book losses and tax losses.  The deferred tax asset increased by $4,850 during the year ended May 31, 2007.

     Total

Deferred Tax Assets

$194,965

Realization Allowance

  194,965

      Balance Recognized

$      -

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

Note 11.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes in either the year ended May 31, 2008 or May 31, 2007.

The following noncash financing activity occurred:

During the quarter ended November 30, 2007, the Company issued 240,000 warrants to its President, valued at $12,000, in a settlement of an obligation for prior consulting fees.

Note 12.

ADMINISTRATIVE EXPENSES

Included within Administrative Expenses are the following:

Year Ended May 31,

    2008

    2007

Options expense

$       863

$    5,706

Consulting expense

      6,533

    37,359

Geological and exploration expenses

      1,468

      6,322

Professional fees

    21,810

    27,226

Other expenses

      2,070

    10,726

Total administrative expenses

$  32,744

$  87,339

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2008

Note 13.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit as of May 31, 2008 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing efforts to raise capital in the public and private markets or to seek a merger partner.

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

                                            American International Ventures, Inc.

Date: August 28, 2008        By:     /s/ Myron Goldstein

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

/s/ Myron Goldstein

Myron Goldstein                                 Date: August 26, 2008

Chairman/Director

/s/ Brian Russell

Brian Russell                                        Date: August __, 2008

Director

/s/ Walter Salvadore

Walter Salvadore                                  Date: August 26, 2008

Director

/s/ Jack Wagenti

Jack Wagenti                                         Date: August __, 2008

Director

/s/ James K. Duff

James K. Duff                                             Date: August 28, 2008

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