Form 10-Q
period 2008-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2009-01-13
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 15, 2008 is 19,345,044 shares of Common Stock, $.00001 par value.

Transitional Small Business Issuer Format (Check One): Yes:      No:  [X]

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at November 30, 2008 (unaudited)

         and May 31, 2008 (audited)

3

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three and six month periods ended November 30, 2008 and

        November 30, 2007, and from June 1, 2003 to November 30, 2008.

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three and six month periods ended November 30, 2008 and

       November 30, 2007, and from June 1, 2003 to November 30, 2008.

5

      - Statements of Cash Flows for the three and six month periods ended November 30, 2008 and November 30, 2007, and

       from June 1, 2003 to August 31, 2008.

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

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

November 30, 2008

ASSETS
	November 30, 2008 (Unaudited)	May 31, 2008 (Audited)

Current Assets
Cash	$ 3,735	$ 12,773
Total current assets	3,735	12,773

Fixed Assets
Office furniture and equipment	11,567	11,567
Less, accumulated depreciation	11,567	11,567
Net fixed assets	-	-

Other Assets
Mining rights	5,397	5,397
Total other assets	5,397	5,397
	________	________
TOTAL ASSETS	$ 9,132	$ 18,170

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$ 9,495	$ 8,775
Total current liabilities	9,495	8,775

Stockholders’ Equity (Deficit)
Common stock – authorized, 400,000,000 shares of $.00001 par value; issued and outstanding 19,345,044 shares	193	193
Capital in excess of par value	1,293,355	1,293,355
Additional paid in capital – options	48,262	48,262
Additional paid in capital – warrants	42,315	42,315
Deficit accumulated during exploration stage	(645,504)	(635,746)
Deficit prior to exploration stage	(738,984)	(738,984)

Total stockholders’ equity (deficit)	(363)	9,395
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$ 9,132	$ 18,170

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the Six Month Periods Ended November 30,

(Unaudited)

	2008	2007	June 1, 2003 (Date of Inception of Exporation Stage) To November 30, 2008

Revenue	$ -	$ -	$ -

Administrative Expenses	9,782	24,367	750,105
	_____	______	_______
Operating Loss	(9,782)	(24,367)	(750,105)

Other Income and Expense:
Other income	-	-	40,000
Interest income	24	329	4,842
Interest expense	-	-	(206)
Profit on sales of securities	-	-	59,965
Loss Accumulated During Exploration Stage	$(9,758)	$(24,038)	$(645,504)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2008	2007

Consulting fees	$ -	$ 6,533
Professional fees	8,916	14,526
Options expense	-	863
Licenses and permits	406	1,343
Other expenses	460	1,102
Total Administrative Expenses	$ 9,782	$ 24,367

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended November 30,

(Unaudited)

	2008	2007	June 1, 2003 (Date of Inception of Exploration Stage) To November 30, 2008

Revenue	$ -	$ -	$ -

Administrative Expenses	3,458	15,092	750,105
	_____	______	_______
Operating Loss	(3,458)	(15,092)	(750,105)

Other Income and Expense:
Other income	-	-	40,000
Interest income	5	144	4,842
Interest expense	-	-	(206)
Profit on sales of securities	___ -	-	59,965
Loss Accumulated During Exploration Stage	$(3,453)	$(14,948)	$(645,504)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2008	2007

Consulting fees	$ -	$ 6,533
Professional fees	2,816	8,001
Licenses and permits	406	-
Other expenses	231	558
Total Administrative Expenses	$ 3,453	$ 15,092

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended November 30,

(Unaudited)

	2008	2007	June 1, 2003 (Date of Inception of Exploration Stage) To November 31, 2008

Cash Flows From Operating Activities:
Net loss	$ (9,758)	$(24,038)	$(645,504)
Adjustments to reconcile net loss to net cash consumed by operating activities:	-	-
Charges not requiring an outlay of cash:
Depreciation	-	-	2,714
Impairment	-	-	3,273
Value of capital stock issued for services	-	-	59,925
Value of options issued for services	-	863	55,317
Changes in assets and liabilities:
Increase in accrued liabilities	720	4,844	21,302
Decrease in prepaid expenses			150
	______	______	_______
Net cash consumed by operating activities	(9,038)	(18,331)	(502,823)

Cash Flows From Investing Activities:
Deposit to secure letter of credit	-	-	(25,667)
Release of deposit to secure line of credit	-	-	25,667
Investment in mineral rights	_ -	-	(5,397)
Net cash consumed by investing activities	_ -	-	(5,397)

Cash Flows From Financing Activities:
Proceeds of common stock issuances	-	-	426,630
Decrease in stockholder advances	-	-	(143)
	______	______	_______
Net cash provided by financing activities	-	-	426,487
	______	______	_______
Net decrease in cash	(9,038)	(18,331)	(81,733)

Cash balance, beginning of period	12,773	39,769	85,468
	______	______	_______
Cash balance, end of period	$ 3,735	$ 21,438	$ 3,735

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2008

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of November 30, 2008 and for the three and six month periods ended November 30, 2008 and 2007 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the six month period ended November 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009.

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

2.

SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods presented for either interest or income taxes.

There were no non cash financing or investing activities during the current year.

During the six months ended November 30, 2007 the Company issued 240,000 warrants to its President, valued at $12,000, in a settlement of an obligation for prior consulting fees.

3.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of November 30, 2008 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets or to seek a merger partner.

Item 2. Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10Q includes "forward looking statements". All statements other than statements of historical facts included in this Form 10Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-KSB for the period ended May 31, 2008. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2008, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Plan of Operations.

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

As of November 30, 2008, the Company has a working capital deficit of $5,760. The Company has projected that its overhead for the next 12 months is $25,400, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, property taxes on the Bruner claims in the approximate amount of $400, and miscellaneous expenses of $1,000. The projected legal and accounting fees related to the Company’s reporting requirements under the Exchange Act of 1934 The company expects to incur addition legal and accounting fees in order to effect merger, share exchange or business combination transaction.  The Company has no other capital commitments. The Company has insufficient funds to pay for its corporate overhead for the next 12 months. As such, it will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing obligations. If the Company is able to raise funds to meet its projected working capital needs, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

Please refer to the Company’s Form 10-KSB for the period ending May 31, 2008 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None

Item 6.   Exhibits

(a). Exhibits Furnished.

Exhibit #1 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit #2 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 5, 2009

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

7