Form 10-Q
period 2009-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2009-04-30
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 28, 2009

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

Common Stock

--------------

(Title of Class)

Indicate  by check  mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities  Exchange Act of 1934 during the  proceeding  12 months and (2) has been  subject to such filing requirements for the past 90 days. (1) [   ]  Yes [X] No: [   ] (2) [X]  Yes   [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ) [   ]  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.                  [X] smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X]  Yes  [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 15, 2009 is 19,345,044 shares of Common Stock, $.00001 par value.

                                                                                                                       Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at February 28, 2008 (unaudited)

         and May 31, 2008 (audited)

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the nine month periods ended February 28, 2009 and

        February 29, 2008, and from June 1, 2003 to November 30, 2008.

5

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended February 28, 2009 and

       February 29, 2008, and from June 1, 2003 to November 30, 2008.

6

      - Statements of Cash Flows for the nine months periods

       ended February 28, 2009 and February 28, 2008, and

       from June 1, 2003 to August 31, 2008.

7

      -Notes to Financial Statements

8

Item 2. Management's Discussion and Analysis or Plan of Operations

10

Item 3. Effectiveness of the registrant’s disclosure controls and procedures

11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

12

Item 2. Changes in Securities

12

Item 3. Defaults upon Senior Securities

12

Item 4. Submission of Matters to Vote of Security Holders.

12

Item 5. Other Information.

12

Item 6. Exhibits and Reports on Form 8-K.

12

Signatures

13

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

February 28, 2009

ASSETS
	February 28, 2009 (Unaudited)	May 31, 2008 (Audited)
Current Assets
Cash	$ 3,426	$ 12,773
Total current assets	3,426	12,773

Fixed Assets
Office furniture and equipment	11,567	11,567
Less, accumulated depreciation	11,567	11,567
Net fixed assets	-	-

Other Assets
Mining rights	5,397	5,397
Total other assets	5,397	5,397
	________	________
TOTAL ASSETS	$ 8,823	$ 18,170

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$ 13,795	$ 8,775
Total current liabilities	13,795	8,775

Stockholders’ Equity (Deficit)
Common stock – authorized, 400,000,000 shares of $.00001 par value; issued and outstanding 19,345,044 shares	193	193
Capital in excess of par value	1,293,355	1,293,355
Additional paid in capital – options	48,262	48,262
Additional paid in capital – warrants	42,315	42,315
Deficit accumulated during exploration stage	(650,113)	(635,746)
Deficit prior to exploration stage	(738,984)	(738,984)

Total stockholders’ equity (deficit)	(4,972)	9,395
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$ 8,823	$ 18,170

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the Nine Month Periods Ended

	February 28, 2009 (Unaudited)	February 29, 2008 (Unaudited)	June 1, 2003 (Date of Inception of Exploration Stage) To February 28, 2009

Revenue	$ -	$ -	$ -

Administrative Expenses	14,394	29,400	754,717
	______	______	_______
Operating Loss	(14,394)	(29,400)	(754,717)

Other Income and Expense:
Other income	-	-	40,000
Interest income	27	340	4,845
Interest expense	-	-	(206)
Profit on sales of securities	-	-	59,965
Loss Accumulated During Exploration Stage	$(14,367)	$(29,060)	$(650,113)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2009	2008

Professional fees	$13,116	$ 19,041
Consulting fees	-	6,533
Licenses and permits	406	1,343
Rent	-	-
Options	-	863
Other expenses	872	1,620
Total Administrative Expenses	$ 14,894	$ 29,400

The accompanying notes are an integral part of these financial statements.

F-2

AIV 22809

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended

(Unaudited)

	February 28, 2009	February 29, 2008	June 1, 2003 (Date of Inception of Exploration Stage) To February 28, 2009

Revenue	$ -	$ -	$ -

Administrative Expenses	4,612	5,033	754,717
	_____	______	_______
Operating Loss	(4,612)	(5,033)	(754,717)

Other Income and Expense:
Other income	-	-	40,000
Profit on sales of securities	-	-	59,965
Interest expense	-	-	(206)
Interest income	3	11	4,845
Loss Accumulated During Exploration	$(4,609)	$(5,022)	$(650,113)
Stage

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2009	2008

Professional fees	$ 4,200	$ 4,515
Other expenses	412	518
Total Administrative Expenses	$ 4,612	$ 5,033

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended

(Unaudited)

	February 28, 2009 (Unaudited)	February 29, 2008 (Unaudited)	June 1, 2003 (Date of Inception of Exploration Stage) To February 28, 2009
Cash Flows From Operating Activities:
Net loss from operations	$(14,367)	$(29,060)	$(650,113)
Adjustments to reconcile net loss to net
cash consumed by operating activities:	-	-	-
Impairment	-	-	3,273
Depreciation	-	-	2,714
Value of options issued for services	-	863	55,317
Value of stock issued for services	-	-	59,925
Changes in current assets and liabilities:
Increase in prepaid expenses			150
Increase in accrued liabilities	5,020	3,460	25,602
	______	______	_______
Net cash consumed by operating	(9,347)	(24,737)	(503,132)
activities

Cash Flows From Investing Activities:
Deposit to secure letter of credit	-	-	(25,667)
Release of deposit to secure line of	-	-	25,667
credit
Investment in mineral rights	_ -	-	(5,397)
Net cash consumed by investing	_ -	_ -	(5,397)
activities
Cash Flows From Financing Activities:
Proceeds of common stock issuances	-	-	426,630
Decrease in stockholder advances	-	-	(143)
	______	______	_______
Net cash provided by financing	-	-	426,487
activities
	______	______	_______
Net decrease in cash	(9,347)	(24,737)	(82,042)

Cash balance, beginning of period	12,773	39,769	85,468
	______	______	_______
Cash balance, end of period	$ 3,426	$15,032	$ 3,426

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

1.    BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of February 28, 2009 and for the three and nine month periods ended February 28, 2009 and February 29, 2008 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three and nine month periods ended February 29, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2009.

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

3.    GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had a working capital deficiency and an accumulated deficit as of February 28, 2009 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets or to seek a merger partner.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2009

4.  SUBSEQUENT EVENT

On April 1, 2009, the Company entered into a Property Option Agreement with Patriot Gold Corporation (“Patriot”) whereby Patriot may acquire and undivided 100% right, title and interest in the Company’s patented Bruner claims, subject however to an existing 2% net smelter return in favor of the prior property owners and a 1.5% net smelter return reserved by the Company.

The option is further subject to the initial payment of $30,000 and subsequent annual payments ranging from the $35,000 to $60,000 due on or before April 1 of each year, with a final payment of $1,185,000 due on or before April 1, 2016, for a total payment amount of $1,500,000.

Patriot also has the right to prepay all of the scheduled option payments, at which time it will acquire 100% interest.  It also has the right until thirty days after beginning mine construction to purchase from the Company a 1% smelting right for $500,000. During the option period, Patriot has the right of access to and from and to enter upon and take possession of and prospect, explore and develop the property in such manner as Patriot in its sole discretion may deem advisable, subject to certain conditions. The option is cancelable at  any time during the option period by Patriot.

Item 2. Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10Q includes "forward looking statements". All statements other than statements of historical facts included in this Form 10Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-KSB for the period ended May 31, 2008. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-KSB for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2008, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

During the nine month period ended February 28, 2009 and the comparable period ended February 29, 2008, the Company has no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

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

As of February 28, 2009, the Company has a working capital deficit of $10,369, compared with working capital of $3,998 as of May 31, 2008. The decrease in working capital is due to the losses which the Company has experienced during fiscal 2009.

The Company has projected that its overhead for the next 12 months is approximately $22,000, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, and miscellaneous expenses of $2,000. The projected legal and accounting fees related to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect merger, share exchange or business combination transaction.  The Company has no other capital commitments. On April 3, 2009, the Company completed a transaction with Patriot Gold Corp, an unaffiliated company, in connection with its Bruner mining claims, located in Nye County, Nevada. Pursuant to the agreement, the Company granted certain rights to the Bruner mining claims in exchange for cash considerations (Please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 8, 2009 for a more detailed description of that transaction). As a result of the cash received to date and cash to be received from that Bruner transaction, the Company believes that it has sufficient funds to meet its corporate overhead obligations for the next 12 months. If the Company does not receive additional funds from the Bruner transaction, then it will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

There were no changes in our internal control over financial  reporting (as defined in Rule 13a-15(f) under the Securities  Exchange Act of 1934) during the quarter ended February 28, 2009 that have  materially  affected,  or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4A(T). Controls and Procedures.

Not Applicable

PART II

Item 1.   Legal Proceedings.

None

Item 1A.   Risk Factors.

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

Dated: April 30, 2009

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

13