Form 10-K
period 2009-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2009-09-11
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2009

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

Common Stock $.00001 par value

Title of Class

Indicate by check mark if the registrant is a well known seasoned issuer. [  ] [X] No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

(1)  [X] Yes       [   ]    No

(2)  [X] Yes       [   ]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [  ]                                         Accelerated Filer [  ]

Non-Accelerated Filer [  ]                                       Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X]  Yes  [  ] No

The registrant's revenues for its most recent fiscal year were: $-0-

As of August 24, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $939,003. This calculation is based upon the average of the bid price of $0.035 and asked price of $0.05 of the common stock on August 24, 2009.

The number of shares outstanding of the registrant's class of common stock on August 24, 2009 was 19,345,044 shares.

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

Bruner Property - Nye County, Nevada.

The Company owns 28 patented claims totaling 560 acres in the heart of the Bruner mining district in Nye County, Nevada. The Company acquired the mining claims from Orcana Resources, Inc. and Miramar Gold Corporation (collectively “Orcana”) in July 2002. Under the terms of acquisition, the Company is required to maintain the property in good standing under state mining regulations for at least one full assessment year and pay Orcana a two percent net smelter royalty on all metals and materials mined or produced from the property. The Company maintains the right to purchase the net smelter royalty from Orcana for the sum of $250,000 payable in cash and/or marketable securities of the Company. In addition, upon achieving commercial production on the Bruner property, the Company is obligated to pay Orcana $250,000 within 120 days of achieving such commercial production. The payment may be in the form of cash and/or marketable securities of the Company. On April 3, 2009, the Company completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party (“Patriot Gold”), to acquire the exclusive option to the Bruner Property (See Present Activities-Patriot Gold Option Agreement” below).

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

General.

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

Patriot Gold Option Agreement.

On April 3, 2009, the Company completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party (“Patriot Gold”), to acquire the exclusive option to the Bruner Property located in Nye County, Nevada (consisting of 28 patented mining claims).

Patriot Gold paid the Company the sum of $30,000 at closing.  In order to earn its option to the property, Patriot Gold is required to make the following annual property option payments on April 1;  $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016. Upon meeting the conditions of the agreement, Patriot Gold shall be entitled to an undivided 100% right, title and interest in and to the Property subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to the Company and a 2% NSR payable to the former Property owner. Patriot Gold may purchase 1% of the Company’s 1.5% NSR royalty for an additional payment of $500,000 under certain conditions. The agreement is terminable under certain conditions, including at the option of Patriot.

Item 1A. Risk Factors.

Disclosure Regarding Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-KSB includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-K. All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-KSB are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements.

Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-K, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-K:

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND GOING CONCERN OPINION. As of May 31, 2009, the Company‘s audited financial statements reflect total assets of $19,481, total current liabilities of $6,988, working capital of $7,096, and an operating loss for the 12 month period then ended of $3,098.  In addition, the Company’s accountant has issued a going concern opinion regarding the ability of the Company to conduct future operations. Accordingly, certain risks exist with respect to the Company and its ability to effect its plan of operations.

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

RECENT INCREASE IN IT’S AUTHORIZED CAPITAL STOCK. During the fiscal year ended May 31, 2008, the Company increased its authorized shares of common stock from 50,000,000 shares to 400,000,000 shares. As a result, the Company  will be able to issue shares of its common stock in the future, including for any share exchange transaction, up to the authorized amount (400,000,000) with the approval of the Board of Directors and without the approval of its shareholders. The issuance of such shares will cause significant dilution to its existing shareholders.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters and Small Business Issuer Purchase of Equity Securities.

Market Information:

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by NASDAQ (Note: each year and respective quarterly period depicted below (2007 – 2010) represents the year ended December 31 for such year). The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is traded  on the OTC Bulletin Board under the symbol “AIVN.” There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

2007    Low Bid High Bid

1st Quarter   $0.11  $0.35

2nd Quarter   $0.04  $0.12

3rd Quarter   $0.045  $0.15

4th Quarter   $0.05  $0.12

2008    Low Bid High Bid

1st Quarter   $0.07  $0.09

2nd Quarter   $0.04  $0.07

3rd Quarter   $0.05  $0.07

4th Quarter   $0.05  $0.25

2009    Low Bid High Bid

1st Quarter   $0.05  $0.20

2nd Quarter   $0.01  $0.05

3rd Quarter   $0.01  $0.05

4th Quarter   $0.01  $0.06

2010    Low Bid High Bid

1st Quarter   $0.01  $0.06

As of August 24, 2009, the Company had 230 shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

During the forth fiscal quarter for the annual period covered by this Report, the Company did not make any repurchases of its capital stock. Also during the annual period covered by this Report, the Company did not issue any equity securities not registered under the Securities Act of 1933, as amended, not otherwise disclosed.

The following table provides information as of May 31, 2009 concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

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

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Fiscal year end May 31, 2009 compared with Fiscal year end May 31, 2008.

Revenues. The Company has had no revenues for fiscal years ended May 31, 2009 and 2008, respectively.

Administrative expenses. Administrative expenses, which includes accounting fees, legal fees, and miscellaneous expenses, were $26,936 for the 2009 year end period compared with $32,744 for the comparable period in 2008. The difference is due to a decrease in consulting fees which were paid during the 2008 period.

Other Income. During the 2009 period, the Company has other income of $30,000 which represents the initial payment under the Option Agreement with Patriot Gold. The Company did not have similar income occurring during the 2008 period.

The Company plan of operations is to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. The Company can not predict whether it will be successful in its efforts to identify a suitable business acquisition or combination candidate.

As of May 31, 2009, the Company has available working capital of $7,096. The Company has projected that its overhead for the next 12 months is $25,400, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, property taxes on the Bruner claims in the approximate amount of $400, and miscellaneous expenses of $4,000. The projected legal and accounting fees related to the Company’s reporting requirements under the Exchange Act of 1934. The company expects to incur addition legal and accounting fees in order to effect merger, share exchange or business combination transaction.  Other than as stated herein, the Company has no other capital commitments. The Company has insufficient funds to pay for its corporate overhead for the next 12 months except if it receives a second installment of $35,000 under the Option Agreement with Patriot Gold. If it does not receive such payment, it will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing obligations. If the Company is able to raise funds to meet its projected working capital needs, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 7. Financial Statements.

     The financial  statements  required by this Item are set forth immediately following Item 14 of Part III.

Item 8. Financial Statements and Supplementary Data.

Not Applicable.

Item 9.  Changes in and  Disagreements  with  Accountants on Accounting and   Financial Disclosure.

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have not identified any material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended December 31, 2008.

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended May 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal year ended May 31, 2009 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9A(T). Controls and Procedures.

There is no information required to be furnished under Items 307 and 308T of Regulation S-B

Item 9B. Other Information.

None

PART III

Item 10.  Directors. Executive Officers. Promoters and Control Persons:  Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company during fiscal year ending May 31, 2009 are as follows;

Name

Age

Position

Myron Goldstein

69

Chairman and Principal Financial

Officer

Steven Davis

67

President and

Principal Executive Officer

Walter Salvadore, Jr.

53

Director

Brian G. Russell

79

Director

James K. Duff

64

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

There are no family relationships among any of our officers and directors. The Company’s directors have been elected to serve until the next annual meeting of stockholders and until their successor(s) have been elected and qualified, or until death, resignation or removal.

To the best of our knowledge, during the past five years, none of our existing directors, executive officers, or control persons were involved in any of the following: (1) any bankruptcy petition filed by or against any property or business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) being found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Each  director  serves until the next annual  meeting of  Shareholders  and until his respective successor is duly elected and qualifies. Executive officers are elected by the Board to serve at the discretion of the directors.

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the small business issuer's board of directors.

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2009, 2008 and 2007 that received compensation from the Company are set forth in the following table and information below:

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

  ($)

($)

      ($)                       (#)

-----------------------------------------------------------------------------------------------------------------------

Myron Goldstein

2009

   -0-

  -0-

-0-

      -0-

        -0-

Chairman

2008

   -0-

  -0-

-0-

      -0-

        -0-

2007

   -0-

  -0-

-0-

      -0-

        -0-

Steven Davis(1)

2009

   -0-

  -0-

-0-

      -0-

        -0-

President

2008

   -0-

  -0-

-0-

      -0-                        -0-

2007

   -0-

  -0-

17,940

      -0-                    240,000

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

In January 2005, the Board of Directors of the Company approved a stock option grant to its officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired. On May 8, 2008, the Board of Directors’ voted to change the expiration of the stated options to the  earlier of; five years from the date of grant or two years from the date the director or consultant resigns or is terminated by the Company.

Except as stated above, for the fiscal period ending May 31, 2009, the Company had no employment agreement, arrangement, or obligations with its officers, and the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plans.

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

CODE OF ETHICS

The Company has adopted a code of ethics which is attached hereto as Exhibit 14. The Code applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in 2009.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

For Securities Authorized For Issuance Under Equity Compensation Plans as required under Item 201 of Regulation S-B, please refer to the table in Part II-Item 5 herein.

Security Ownership of Certain Beneficial Owners and Management

The following  table sets  forth,  as of the date of August 24, 2009,  the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the  Company's  Common  Stock,  each  executive  officer  and director individually and all executive officers and directors of the Company as a group as of such date.  No other class of voting securities is outstanding.  Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 19,345,044 shares of common stock of the Company which are issued and outstanding as of August 24, 2009. Except as otherwise noted, the address for each party is 4058 Histead Way, Evergreen, Colorado 80439, the address of the Company.

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

1,969,400

10.0%

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

(5 persons)(8)

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

(4). The address for Mr. Wagenti is 6004 Tealside Court, Lithia Florida 33547.  The amount includes 639,400 shares of common stock held individually by Mr. Wagenti, and 1,000,000 shares of common stock held by Mr. Wagenti’s spouse.

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

In January 2005, the Board of Directors of the Company approved a stock option grant to its officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired. On May 8, 2008, the Board of Directors’ voted to change the expiration of the stated options to the  earlier of;  five years from the date of grant or two years from the date the director or consultant resigns or is terminated by the Company.

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

14. Code of Ethics (filed herewith).

31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002. (filed herewith)

32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.(filed herewith)

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2009 are estimated at $ 6,500 and were  $ 7.085 for 2008.(2) Audit Related Fees for 2009 are estimated at $ 3,925 and were $3,600 for 2008.

(3) Tax Fees for 2009 are estimated at $350 for 2009 and were $325 in 2008.

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

MEMBER OF AICPA

E-MAIL:  rgjcpa@optonline.net     PRIVATE COMPANIES PRACTICE SECTION

MEMBER CENTER FOR PUBLIC COMPANY AUDIT FIRMS

REGISTERED PUBLIC ACCOUNTING FIRM WITH

    PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American International Ventures, Inc.

We have audited the accompanying balance sheets of American International Ventures, Inc. (an exploration stage company) as of May 31, 2009, and 2008, and the related statements of operations and deficit accumulated during exploration stage, changes in stockholders’ deficit, and cash flows for the years ended May 31, 2009 and May 31, 2008, and the period from June 1, 2003 (date of inception of exploration stage) to May 31, 2009.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. as of May 31, 2009, and 2008 and the results of the operations of American International Ventures, Inc. and its cash flows for the two yearly periods then ended; and for the period June 1, 2003 (date of inception of exploration stage) to May 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at May 31, 2009, the Company had an accumulated deficit of $1.4 million and has a history of continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/Robert G. Jeffrey

ROBERT G. JEFFREY

CERTIFIED PUBLIC ACCOUNTANTS

September 10, 2009

Wayne, New Jersey

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

BALANCE SHEET

May 31, 2009

ASSETS
	May 31, 2009	MMay 31, 2008
Current Assets
Cash	$ 14,084	$ 12,773

Total current assets	14,084	12,773

Fixed Assets
Office furniture and equipment	11,567	11,567
Less, accumulated depreciation	11,567	11,567
Net fixed assets	-	-

Other Assets
Mining rights	5,397	5,397
Total other assets	5,397	5,397

TOTAL ASSETS	$ 19,481	$ 18,170

Current Liabilities
Accrued expenses	$ 6,988	$ 8,775
Total current liabilities	6,988	8,775

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares of $.00001 par value; issued and outstanding 19,345,044 shares	193	193
Capital in excess of par value	1,293,355	1,293,355
Additional paid in capital - options	48,262	48,262
Additional paid in capital - warrants	42,315	42,315
Deficit accumulated during exploration stage	(632,648)	(635,746)
Deficit prior to exploration stage	(738,984)	(738,984)

Total stockholders’ equity	12,493	9,395
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$ 19,481	$ 18,170

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2009 and 2008

			June 1, 2003
			(Date of Inception of
			Exploration Stage)
	2009	2008	To May 31, 2009

Revenue	$ -	$ -	$ -

Administrative Expenses	26,936	32,744	767,465
Operating loss	(26,936)	(32,744)	(767,465)
Other Income and Expense:
Other income	30,000	-	70,000
Interest income expense	34	411	485
Profit on sales of securities	-	-	59,965
Total other income(expense)	30,034	411	130,450

Net Income (Loss) Accumulated During
Development Stage	$ 3,098	$(32,333)	$(632,648)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Years Ended May 31, 2009 and 2008

	Common Stock			Additional Paid in Capital Options	Additional Paid in Capital Warrants	Deficit Accumulated During Exploration Stage	Deficit Accumulated Prior to Exploration Stage	Total
	Shares	Par Value	Capital in Excess of Par Value
Balance, May 31, 2007	19,345,044	$193	$1,286,300	$54,454	$30,315	$(603,413)	$(738,984)	$28,865

Additional cost of vested options				863				863

Transfer for expired options			7,055	(7,055)				-

Warrants issued for prior services					12,000			12,000

Net loss for the year						(32,333)		(32,333)
	_________	___	________	_____	______	______	_______	______
Balance, May 31, 2008	19,345,044	193	1,293,355	48,262	42,315	(635,746)	(738,984)	9,395

Net income for year						3,098		3,098
	_________	___	________	_____	______	______	_______	______
Balance, May 31, 2009	19,345,044	$193	$1,293,355	$48,262	$ 42,315	$(632,648)	$(738,984)	$ 12,493

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2009 and 2008

			June 1, 2003
			(Date of Inception of
			Exploration Stage)
	2009	2008	To May 31, 2009
Cash Flows From Operations:
Net income (loss)	$ 3,098	$(32,333)	$(632,648)
Adjustments to reconcile net loss to net cash
consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	-	-	2,714
Impairment	-	-	3,273
Value of capital stock issued for services	-	-	59,925
Value of options issued for services	-	863-	55,317
Changes in current assets and liabilities:
(Decrease) increase in accrued expenses	(1,787)	4,474	18,795
Decrease in prepaid expenses	-	-	150
	______	______	_______
Net cash provided by (consumed by operating activities)	1,311	(26,996)	(492,474)

Cash Flows From Investing Activities:
Deposit to secure letter of credit	-	-	(25,667)
Release of deposit to secure letter of credit	-	-	25,667
Investment in mineral rights	-	-	(5,397)
Net cash consumed by investing activities			(5,397)

Cash Flows From Financing Activities:
Proceeds of sales of common stock	-	-	426,630
Decrease in stockholder advances	-	-	(143)
Net cash provided by financing activities	-	-	426,487

Net increase( decrease) in cash	1,311	(26,996)	(71,384)

Cash balance, beginning of period	12,773	39,769	85,468
	_____	______	_______
Cash balance, end of period	$14,084	$12,773	$ 14,084

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009

Note 1.

ORGANIZATION AND BUSINESS

Organization

The Company was formed January 13, 1998 as American Precious Metals, Inc.  On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984 and was the successor entity of the merger.  On December 20, 2000, the Company changed its name to American International Ventures, Inc. (AIV).

Exploration Stage

The Company is an exploration stage company, as defined in Statement of Financial Accounting Standards (SFAS) No. 7.  Generally accepted accounting principles that apply to established operating enterprises govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  The Company has been in the exploration stage since June 1, 2003 but is currently seeking other business opportunities. The Company has incurred losses since June 1, 2003 of $632,648.  Prior to June 1, 2003, the Company operated an office supplies business through a subsidiary.

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, investment securities, accounts payable and accrued liabilities, approximate their fair values at May 31, 2009.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009

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

May 31, 2009

Note 2.  (continued)

g.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in either the year ended May 31, 2008 or May 31, 2009.

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

k.    Stock Based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the goods or services received or fair value of the equity instruments issued, whichever is the more readily determinable.  The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

l.  Options and Warrants Outstanding

Options to purchase capital stock of the Company are valued in accordance with the provisions of SFAS No. 123R, “Accounting for Stock Based Compensation”.  This value is expensed during the periods in which the options are earned.  Similarly, warrants when issued are valued in accordance with the provisions of SFAS No. 123R.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009

Note 3.

RELATED PARTY TRANSACTIONS

There were no related party transactions during 2009.

During the year 2008, 240,000 warrants were awarded as part of a $12,000 compensation settlement with a consultant who also serves as Company president.

Note 4.

CAPITAL STOCK

There were no private placements during the years ended May 31, 2008 and May 31, 2009.

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

Note 6.

LETTER OF INTENT

During the year ended May 31, 2008, the Company executed a letter of intent whereby it would acquire another company, Navigational Sciences, Inc., by a merger of a newly formed subsidiary into Navigational Sciences, Inc. in a tax-tree reorganization.  Under the terms of the letter agreement, Navigational Sciences, Inc, would become a wholly-owned subsidiary of the Company. On July 15, 2008, the Letter of Intent expired, and the parties determined not to further pursue the transaction.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009

Note 7.

OPTION PURCHASE AGREEMENT

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

Patriot also has the right to prepay all of the scheduled option payments, at which time it will acquire a 100% interest in the property.  It also has the right until thirty days after beginning mine construction to purchase from the Company a 1% smelting right for $500,000.  During the option period, Patriot has the right of access to enter upon and take possession of and prospect, explore and develop the property in such manner as Patriot in its sole discretion may deem advisable, subject to certain conditions.  The option is terminable under certain conditions, including at the option of Patriot.

Note 8.

STOCK OPTIONS

In January 2005, the Board of Directors approved a stock option plan under which options to purchase 2,000,000 shares of common stock could be issued to key employees and key consultants as determined by the Board of Directors.  During 2005, 1,800,000 options to purchase common stock were issued to five directors and a consultant of the Company, all of which were immediately vested.  Each received option allows the recipient to purchase 300,000 shares at a price of $.10 per share.  An additional 300,000 options were granted to the Company’s President during the year ended May 31, 2006 at an exercise price of $.17 per share, all of which have vested.  The value of these options have been expensed over the vesting periods. On January 10, 2007, one of the option recipients resigned and, under the terms of the plan, his options were terminated July 10, 2007.  On May 8, 2008, by virtue of a Board of Directors’ resolution, the above option grants were amended so that they expire on the earlier of five years from the date of grant or two years from the date the director or consultant resigns or is terminated by the Company.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009

Note 8.

STOCK OPTIONS (Continued)

A summary of the stock option activity for the years ended May 31, 2009 and May 31, 2008 is presented below:

	2009		2008
	Number Of Options	Weighted Average Exercised Price	Number Of Options	Weighted Average Exercised Price
Options outstanding at beginning of year	1,800,000	$.11	2,100,000	$.11
Options granted during year	-	-	-	-
Options terminated during the year	________	___	(300,000)	.11
Options outstanding at end of year	1,800,000.11		1,800,000	$.11

	May 31, 2009		May 31, 2008

Weighted average fair value of options granted	-	-	-	-
Weighted average remaining life of outstanding options - years		.55		1.55

Options exercisable at year end	1,800,000	$ .11	1,800,000	$.11
	_________		_________
Options outstanding at end of year	1,800,000	$.11	1,800,000	$.11

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009

Note 9.

WARRANTS TO PURCHASE COMMON STOCK

Balance May 31, 2007	200,000
Insurance of warrants as settlement for prior
consulting services	240,000
Balance May 31, 2008 & May 31, 2009	440,000

The following is a breakdown by exercise price of warrants outstanding at May 31, 2009.

Exercise Price	Remaining Life (In Years)	Number of Warrants
$.01	.5	200,000
$.01	2.5	240,000
	Total	440,000

The assumptions used in valuation of the 2008 warrants were as follows:

2008
Stock price	$.06
Exercise price	$.01
Stock volatility	135.06%
Risk free rate	1.17%
Expected term	4 years
Dividend yield	none

Note 10.

RENTALS UNDER OPERATING LEASES

There was no rent expense for either the year ended May 31, 2009 or the year ended May 31, 2008.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009

Note 11.

INCOME TAXES

With the exception of the current year, the Company and its former subsidiary have experienced losses each year since its inception, until current year.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period.  At May 31, 2008, NOL carryforwards were available to the Company as follows:  the Federal amount was $1,305,501..  The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.  If not used, the Federal carryforwards will expire as follows:

Year Ended May 31,	AIV

2011	$ 99,330
2012	177,370
2019	82,978
2020	28,123
2021	126,656
2022	137,570
2023	81,419
2024	96,234
2025	219,739
2026	162,910
2027	60,839
2028	32,333

Under SFAS No. 109, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets using statutory rates, as presented below.  There is no difference between book losses and tax losses.  The deferred tax asset decreased by $481 during the year ended May 31, 2009.

     Total

Deferred Tax Assets

$  194,484

Realization Allowance              (194,484)

      Balance Recognized

$             -

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009

Note 12.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes in either of the years ended May 31, 2009 or May 31, 2008.

The following noncash financing activity occurred during the year ended May 31, 2008:

During the quarter ended November 30, 2007, the Company issued 240,000 warrants to its President, valued at $12,000, in a settlement of an obligation for prior consulting fees.

There was no non-cash activity during the year ended May 31, 2009.

Note 13.

ADMINISTRATIVE EXPENSES

Included within Administrative Expenses are the following:

Year Ended May 31,

    2009

    2008

Professional fees

$  23,037

$  21,810

Options expense

        -

         863

Consulting expense

        -

      6,533

Geological and exploration expenses

        -

      1,468

Other expenses

      3,899

      2,070

Total administrative expenses

$  26,936

$  32,744

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2009

Note 14.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit as of May 31, 2009 of $1.4 million and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing efforts to raise capital in the public and private markets or to seek a merger partner.

Note 15.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

F-14

SIGNATURES

     In accordance with Section 12 of the Securities  Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

                                            American International Ventures, Inc.

Date: August 31, 2009        By:     /s/ Myron Goldstein

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

/s/ Myron Goldstein

Myron Goldstein                                 Date: August 31, 2009

Chairman/Director

/s/ Brian Russell

Brian Russell                                        Date: September 1, 2009

Director

/s/ James K. Duff

James K. Duff                                             Date: August 31, 2009

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