Form 10-Q
period 2009-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2009-10-14
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  October 9, 2009 is 19,345,044 shares of Common Stock, $.00001 par value.

                                                                                                                                                   Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at August 31, 2009 (unaudited)

         and May 31, 2009 (audited)

3

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended August 31, 2009 and

        August 31, 2008, and from June 1, 2003 to August 31, 2009.

4

      - Statements of Operations and Deficit Accumulated During  Exploration

       Stage for the three month periods ended August 31, 2009 and

       August 31, 2008, and from June 1, 2003 to August 31,  2009.

5

      - Statements of Cash Flows for the three month periods

       ended August 31, 2009 and August 31, 2008, and

       from June 1, 2003 to August 31, 2009.

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

10

Item 5. Other Information.

10

Item 6. Exhibits and Reports on Form 8-K.

10

Signatures

11

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEET

August 31, 2009

ASSETS
	August 31, 2009 (Unaudited)	May 31, 2009 (Audited)

Current Assets
Cash	$ 13,185	$ 14,084
Total current assets	13,185	14,084

Fixed Assets
Office furniture and equipment	11,567	11,567
Less, accumulated depreciation	11,567	11,567
Net fixed assets	-	-

Other Assets
Mining rights	5,397	5,397
Total other assets	5,397	5,397

TOTAL ASSETS	$ 18,582	$ 19,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$ 11,750	$ 6,998
Total current liabilities	11,750	6,998

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares of $.00001par value; issued and outstanding 19,345,044 shares	193	193
Capital in excess of par value	1,293,355	1,293,355
Additional paid in capital – options	48,262	48,262
Additional paid in capital – warrants	42,315	42,315
Accumulated deficit	(1,377,293)	(1,371,632)

Total stockholders’ equity	6,832	12,493
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$ 18,582	$ 19,481

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS AND DEFICIT

For the Quarters Ended August 31,

(Unaudited)

	2009	2008

Revenue	$ -	$ -

Administrative Expenses	5,669	6,324
	_____	_____
Operating Loss	(5,669)	(6,324)

Other Income and Expense:
Other income
Interest income	8	19
Interest expense
Profit on sales of securities	_____	-
Loss Accumulated During Exploration Stage	$(5,661)	$(6,305)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2009	2008

Professional fees	$ 5,250	$ 6,100
Options expense	-	-
Licenses and permits	401	-
Other expenses	18	244
	$ 5,669	$ 6,324

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Quarters Ended August 31,

(Unaudited)

	2009	2008

Cash Flows From Operating Activities:
Net loss	$ (5,661)	$ (6,305)
Adjustments to reconcile net loss to net cash consumed by operating activities:	-	-
Charges not requiring an outlay of cash:
Depreciation
Impairment	-	-
Value of capital stock issued for services	-	-
Value of options issued for services	-	-
Changes in assets and liabilities:
Income (decrease) in accrued liabilities	4,762	(2,325)
Decrease in prepaid expenses
	______	_____
Net cash consumed by operating activities	(899)	(8,630)

Cash Flows From Investing Activities:
Deposit to secure letter of credit	-	-
Release of deposit to secure line of credit	-	-
Investment in mineral rights	_ -	-
Net cash consumed by investing activities	_ -	-

Cash Flows From Financing Activities:
Proceeds of common stock issuances	-	-
Decrease in stockholder advances	-	-
	______	_____
Net cash provided by financing activities	-	-
	______	_____
Net decrease in cash	(899)	(8,630)

Cash balance, beginning of period	14,084	12,773
	______	______
Cash balance, end of period	$13,185	$ 4,143

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2009

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of August 31, 2009 and for the three month periods ended August 31, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the quarter ended August 31, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2009.

2.

SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods presented for either interest or income taxes.  In addition, there were no non cash investing or financing activities during either of the periods presented.

3.

RELATED PARTIES

There were no related party transactions during either the three month period ended August 31, 2009 or August 31, 2008.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2009

4.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit of $1,377,293 as of August 31, 2009 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets or to seek a merger partner.

Item 2. Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10Q includes "forward looking statements". All statements other than statements of historical facts included in this Form 10Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2009. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2009, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

During the three month period ended August 31, 2009 and the comparable period ended August 31, 2008, the Company has no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

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

As of August 31, 2009, the Company has a working capital of $1,435, compared with working capital of $7,086 as of May 31, 2009. The decrease in working capital is due to the losses which the Company has experienced during fiscal 2009.

The Company has projected that its overhead for the next 12 months is approximately $22,000, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, and miscellaneous expenses of $2,000. The projected legal and accounting fees related to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect merger, share exchange or business combination transaction.  The Company has no other capital commitments. On April 3, 2009, the Company completed a transaction with Patriot Gold Corp, an unaffiliated company, in connection with its Bruner mining claims, located in Nye County, Nevada. Pursuant to the agreement, the Company granted certain rights to the Bruner mining claims in exchange for cash considerations (Please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 8, 2009 for a more detailed description of that transaction). As a result of the cash received to date and cash to be received from that Bruner transaction, the Company believes that it has sufficient funds to meet its corporate overhead obligations for the next 6-12 months. If the Company does not receive additional funds from the Bruner transaction, then it will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

Please refer to the Company’s Form 10-K for the period ending May 31, 2009 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

There were no changes in our internal control over financial  reporting (as defined in Rule 13a-15(f) under the Securities  Exchange Act of 1934) during the quarter ended August 31, 2009 that have  materially  affected,  or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 14, 2009

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

12