Form 10-Q/A
period 2009-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2009-12-23
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No 1 to

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

EXPLANATORY NOTE

The Company filed its Form 10-Q for the quarterly period ended August 31, 2009 with the Securities and Exchange Commission on October 14, 2009 (“Form 10-Q”). This Amendment No 1 to the Form 10-Q is filed in response to a comment letter received by us from the staff of the Securities and Exchange Commission (“Staff”) dated November 19, 2009.

Except to the extent expressly set forth herein, this amended Form 10-Q speaks as of the filing date of the original Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this amended Form 10-Q should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

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

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Quarters Ended August 31,

(Unaudited)

	2009	2008

Revenue	$ -	$ -

Administrative Expenses	5,669	6,324
	_____	_____
Operating Loss	(5,669)	(6,324)

Other Income and Expense:
Other income
Interest income	8	19
Interest expense
Profit on sales of securities	_____	-
Net Loss	$(5,661)	$(6,305)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2009	2008

Professional fees	$ 5,250	$ 6,100
Options expense	-	-
Licenses and permits	401	-
Other expenses	18	244
	$ 5,669	$ 6,324

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

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2009

4. CHANGE IN REPORTING STATUS

The Company previously reported as an exploration stage company.  It has ceased these activities and is currently seeking other business opportunities.  For this reason, the Company is no longer an exploration stage company.

5. GOING CONCERN

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

Dated: December 21, 2009

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

12