Form 10-K/A
period 2009-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2009-12-24
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No 1. to

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

EXPLANATORY NOTE

The Company filed its Form 10-K for the annual period ended May 31, 2009 with the Securities and Exchange Commission on September 11, 2009 (“Form 10-K”). This Amendment No 1 to the Form 10-K is filed in response to a comment letter received by us from the staff of the Securities and Exchange Commission dated November 19, 2009. This Amendment No. 1 amends and restates Item 9A. Controls and Procedures of the original filing.

Except to the extent expressly set forth herein, this amended Form 10-K speaks as of the filing date of the original Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this amended Form 10-K should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of May 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

                                            American International Ventures, Inc.

Date: December 22, 2009        By:     /s/ Myron Goldstein

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

/s/ Myron Goldstein

Myron Goldstein                                 Date: December 22, 2009

Chairman/Director

/s/ Brian Russell

Brian Russell                                        Date: December 22, 2009

Director

/s/ Steven Davis

Steven Davis

Director                                                Date: December 22, 2009

/s/Daniel H Luciano

Daniel H. Luciano                                     Date: December 22, 2009

Director

/s/Gordon L. Scheig

Gordon L. Scheig                                       Date: December 22, 2009

Director

7