Form 10-Q
period 2009-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2010-01-19
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 5, 2009 is 19,345,044 shares of Common Stock, $.00001 par value.

                                                                                                                                                   Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at August 31, 2009 (unaudited)

         and November 30, 2009 (audited)

4

      - Statements of Operations for the six month periods ended November 30, 2009 and November 30, 2008 (unaudited)

5

      - Statements of Operations for the three month periods ended November 30, 2009 and November 30, 2008 (unaudited)

6

      - Statements of Cash Flows for the six month periods

       ended August 31, 2009 and August 31, 2008 (unaudited)

7

      -Notes to Financial Statements

8

Item 2. Management's Discussion and Analysis or Plan of Operations

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk

10

Item 4. Controls and Procedures

10

Item 4A(T). Controls and Procedures

10

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

11

Signatures

12

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEETS

ASSETS
	November 30, 2009 (Unaudited)	May 31, 2009 (Audited)

Current Assets
Cash	$ 7,074	$ 14,084
Total current assets	7,074	14,084

Fixed Assets
Office furniture and equipment	11,567	11,567
Less, accumulated depreciation	11,567	11,567
Net fixed assets	-	-

Other Assets
Mining rights	5,397	5,397
Total other assets	5,397	5,397

TOTAL ASSETS	$ 12,471	$ 19,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$ 11,000	$ 6,988
Total current liabilities	11,000	6,988

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares of $.00001par value; issued and outstanding 19,345,044 shares	193	193
Capital in excess of par value	1,293,355	1,293,355
Additional paid in capital – options	70,762	48,262
Additional paid in capital – warrants	42,315	42,315
Accumulated deficit	(1,405,154)	(1,371,632)

Total stockholders’ equity	1,471	12,493
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$ 12,471	$ 19,481

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Six Month Periods Ended November 30,

(Unaudited)

	2009	2008

Revenue	$ -	$ -

Administrative expenses	33,549	9,782
	______	_____
Operating loss	(33,549)	(9,782)

Other income:
Other income	13	-
Interest income	14	24
Total other income:	27	24

Net Loss	$(33,522)	$(9,758)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

The following are included in administrative expenses for the six month periods:
	2009	2008

Professional fees	$ 9,887	$ 8,916
Value of options issued for services	22,500	-
Licenses and permits	401	406
Other expenses	761	460
	$ 33,549	$ 9,782

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended November 30,

(Unaudited)

	2009	2008

Revenue	$ -	$ -

Administrative expenses	27,880	3,458
	______	_____
Operating loss	(27,880)	(3,458)

Other income::
Other income	13	-
Interest income	6	5
Total Other Income:	19	5

Net loss	$(27,861)	$(3,453)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

The following are included in administrative expenses for the three month periods:
	2009	2008

Value of options issued for services	$ 22,500	$ -
Professional fees	4,637	2,816
Licenses and permits	-	406
Other expenses	743	236
	$ 27,880	$ 3,458

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended November 30,

(Unaudited)

	2009	2008

Cash Flows From Operating Activities
Net loss	$(33,522)	$ (9,758)
Adjustments to reconcile net loss to net cash consumed by operating activities:	-	-
Charges not requiring an outlay of cash:

=	-	-
Value of options issued for services	22,500	-
Changes in assets and liabilities:
Increase in accrued liabilities	4,012	720
Decrease in prepaid expenses
	______	_____
Net cash consumed by operating activities	(7,010)	(9,038)

Cash Flows From Investing Activities

Cash Flows From Financing Activities
	-	-
Net decrease in cash	(7,010)	(9,038)

Cash balance, beginning of period	14,084	12,773
	______	______
Cash balance, end of period	$ 7,074	$ 3,735

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2009

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of November 30, 2009 and for the three and six month periods ended November 30, 2009 and 2008 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the six month period  ended November 30, 2009 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010.

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

3.

RELATED PARTIES

During the three month period ended November 30, 2009, the Company approved modifications to 1,800,000 of the options issued to various directors and the Company president.  The cost of the modifications was $18,000.  In addition, 300,000 options were issued to each of two new directors, at an initial cost of $4,500.  (See Note 4 for more details)

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2009

4.

OPTIONS MODIFICATIONS AND OPTIONS GRANTED

During the quarter ended November 30, 2009, the Company modified the option exercise price of certain stock options previously granted as follows; on 1,500,000 existing options that had been granted to  Company directors the per share exercise price was dropped from $0.10 to $0.05 and on 300,000 options that had been issued to the Company President the per share exercise price was dropped from $0.17 to $0.05. This resulted in a total expense of $18,000.  In addition, the Company issued 600,000 options to new directors with a per share exercise price of $0.05 resulting in an initial expense of $4,500.  The latter options will vest over a two year period and the full expense will be recognized over the vesting period.

The value of these option modifications and option issuances was calculated using a Black Scholes valuation model

The assumptions used to make these valuations  are as follows:

Dividend yield

0%

Expected volatility

   292.88%

Expected life

        3.14 YRS

Risk Free Interest Rate

2.33%

5.

CHANGE IN REPORTING STATUS

In the prior year the Company reported as an exploration stage company.  It has ceased those activities and is currently seeking other business opportunities.  For these reasons, the Company is not longer being reported as an exploration stage company.

6.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit of $1,405,154 as of November 30, 2009, a negative working capital and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets and/or to seek a merger partner.

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

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

During the six and three month periods ended November 30, 2009 and the comparable periods ended November 30, 2008, the Company has no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

Administrative expenses for the six months ended November 30, 2009 and 2008 were $33,549 and $9,782 respectively. Administrative expenses for the three months ended November 30, 2009 and 2008 were $27,880 and $3,458 respectively. The increase in administrative expenses for the 2009 periods when compared to the respective 2008 period is due principally to $22,500 in options issued or re-priced for services. During the 2009 period, the company re-priced 1,800,000 options outstanding in favor of its officers and directors which resulted in charge of $18,000 and granted 600,000 options to new directors resulting in a charge of $4,500. The per share exercise price of the re-price options were dropped from $0.10 and $0.17 to $0.05. The per share exercise price of the new options is $0.05.

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

As of November 30, 2009, the Company has a working capital deficit of $3,926, compared with working capital of $7,086 as of May 31, 2009. The decrease in working capital is due to the losses which the Company has experienced during fiscal 2009.

The Company has projected that its overhead for the next 12 months is approximately $22,000, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, and miscellaneous expenses of $2,000. The projected legal and accounting fees related to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur additional legal and accounting fees in order to effect merger, share exchange or business combination transaction.  The Company has no other capital commitments. On April 3, 2009, the Company completed a transaction with Patriot Gold Corp, an unaffiliated company, in connection with its Bruner mining claims, located in Nye County, Nevada. Pursuant to the agreement, the Company granted certain rights to the Bruner mining claims in exchange for cash considerations (Please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 8, 2009 for a more detailed description of that transaction). As a result of the cash received to date and cash to be received from that Bruner transaction, the Company believes that it has sufficient funds to meet its corporate overhead obligations for the next 6-12 months. If the Company does not receive additional funds from the Bruner transaction, then it will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

As mentioned above, please refer to the Company’s Form 10-K for the period ending May 31, 2009 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

There were no changes in our internal control over financial  reporting (as defined in Rule 13a-15(f) under the Securities  Exchange Act of 1934) during the quarter ended November 30, 2009 that have  materially  affected,  or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 15, 2010

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chairman and Chief Financial Officer

11