Form 10-Q
period 2010-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2010-03-31
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 28, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 30, 2009 is 19,345,044 shares of Common Stock, $.00001 par value.

INDEX

                                                                                                                                                   Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at February 28, 2010 (unaudited) and May 31, 2009 (audited)

4

      - Statements of Operations for the nine month periods ended February 28, 2010 and February 28, 2009 (unaudited)

5

      - Statements of Operations for the nine month periods ended February 28, 2010 and February 28, 2009 (unaudited)

6

      - Statements of Cash Flows for the nine month periods ended February 28, 2010 and February 28, 2009 (unaudited)

7

      -Notes to Financial Statements

8

Item 2. Management's Discussion and Analysis or Plan of Operations

10

Item 3. Quantitative and Qualitative Disclosures About Market Risk

11

Item 4. Controls and Procedures

11

Item 4A(T). Controls and Procedures

11

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

12

Signatures

13

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEETS

ASSETS
	February 28, 2010 (Unaudited)	May 31, 2009 (Audited)

Current Assets
Cash	$ 7,170	$ 14,084
Total current assets	7,170	14,084

Fixed Assets
Office furniture and equipment	11,567	11,567
Less, accumulated depreciation	11,567	11,567
Net fixed assets	-	-

Other Assets
Mining rights	5,397	5,397
Total other assets	5,397	5,397

TOTAL ASSETS	$ 12,567	$ 19,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accrued liabilities	$ 12,000	$ 6,988
Total current liabilities	12,000	6,988

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares of $.00001 par value; issued and outstanding 19,345,044 shares	193	193
Capital in excess of par value	1,293,355	1,293,355
Additional paid in capital – options	70,762	48,262
Additional paid in capital – warrants	42,315	42,315
Accumulated deficit	(1,406,058)	(1,371,632)

Total stockholders’ equity	567	12,493
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$ 12,572	$ 19,481

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Nine Month Periods Ended February 28,

(Unaudited)

	2010	2009

Revenue	$ -	$ -

Administrative expenses	34,457	14,394
	______	_____
Operating loss	(34,457)	(14,394)

Other income:
Other income	13	-
Interest income	18	27
Total other income:	31	27

Net Loss	$(34,426)	$(14,367)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

The following are included in administrative expenses for the six month periods:
	2010	2009

Professional fees	$ 10,887	$ 13,116
Value of options issued for services	22,500	-
Licenses and permits	-	406
Other expenses	1,070	872
	$ 34,457	$ 14,394

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended February 28,

(Unaudited)

	2010	2009

Revenue	$ -	$ -

Administrative expenses	908	4,612
	______	_____
Operating loss	(908)	(4,612)

Other income::
Other income	-	-
Interest income	4	3
Total Other Income:	4	3

Net loss	$ (904)	$(4,609)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

The following are included in administrative expenses for the three month periods:
	2010	2009

Professional fees	$ 1,000	4,200
Licenses and permits	(401)	-
Other expenses	309	412
	$ 908	$ 4,612

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended February 28,

(Unaudited)

	2010	2009

Cash Flows From Operating Activities
Net loss	$(34,426)	$ (14,367)
Adjustments to reconcile net loss to net cash consumed by operating activities:	-	-
Charges not requiring an outlay of cash:

	-	-
Value of options issued for services	22,500	-
Changes in assets and liabilities:
Increase in accrued liabilities	5,012	5,020
Decrease in prepaid expenses
	______	______
Net cash consumed by operating activities	(6,914)	(9,347)

Cash Flows From Investing Activities

Cash Flows From Financing Activities
	-	-
Net decrease in cash	(6,914)	(9,347)

Cash balance, beginning of period	14,084	12,773
	______	______
Cash balance, end of period	$ 7,170	$ 3,426

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2010

1.

BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of February 28, 2010 and for the three and nine month periods ended February 28, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the nine month period ended February 28, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2010.

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

3.

RELATED PARTIES

During the three month period ended November 30, 2009, the Company approved modifications to 1,800,000 of the options issued to various directors and the Company president.  The cost of the modifications was $18,000.  In addition during this same period, 300,000 options were issued to each of two new directors, at an initial cost of $4,500.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

February 28, 2010

4.

OPTIONS MODIFICATIONS AND OPTIONS GRANTED

During the current year, the Company modified the exercise price for 1,800,000 options previously granted and issued 600,000 options to new directors at a combined cost of $22,500.

5.

CHANGE IN REPORTING STATUS

In the prior year the Company reported as an exploration stage company.  It has ceased those activities and is currently seeking other business opportunities.  For these reasons, the Company is not longer being reported as an exploration stage company.

6.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit of $1,406,058 as of February 28, 2010, a negative working capital and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets and/or to seek a merger partner.

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

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

During the three and nine month periods ended February 28, 2010 and the comparable periods ended February 28, 2009, the Company has no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

Administrative expenses for the nine months ended February 28, 2010 and 2009 were $34,457 and $14,367 respectively. Administrative expenses for the three months ended February 28, 2010 and 2009 were $908 and $4,612 respectively. The increase in administrative expenses for the nine month period in 2010 when compared to the respective 2009 period is due principally to $22,500 allocable to options issued or re-priced for services. During the recent nine month period, the company re-priced 1,800,000 options outstanding in favor of its officers and directors which resulted in charge of $18,000 and granted 600,000 options to new directors resulting in a charge of $4,500. The per share exercise price of the re-price options were dropped from $0.10 and $0.17 to $0.05. The per share exercise price of the new options granted is $0.05.

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

As of February 28, 2010, the Company has a working capital deficit of $4,830, compared with working capital of $7,086 as of May 31, 2009. The decrease in working capital is due to the losses which the Company has experienced during the current nine month period.

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

Dated: March 31, 2010

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chairman and Chief Financial Officer

9