Form 10-K
period 2010-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2010-09-13
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2010

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

[X]  Yes  [  ] No

The registrant's revenues for its most recent fiscal year were: $-0-

As of September 8, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $165,046. This calculation is based upon the average of the bid price of $0.01 and asked price of $0.01 of the common stock on September 8, 2010.

The number of shares outstanding of the registrant's class of common stock on September 8, 2010 was 19,345,044 shares.

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

Present Business Activities.

General.

As a result of the termination of the Electrum agreement, the Company has determined that it will not continue to seek interest in its Bruner claims from the mining community as it sole business purpose. Rather, the Company is currently seeking other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. The business acquisition or combination may be in the form of a merger, stock for stock, stock for assets, or joint venture type of transaction. As of the date of this Report, the Company has no agreement in place for any business acquistion or combination.  The Company is actively exploring for potential business opportunities through its officers, directors, and consultants. No specific industry or business has been targeted by the Company. The Company can not predict whether it will be successful in its efforts to identify an acceptable merger or business combination candidate.

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

Patriot Gold Property Option Agreement.

On April 3, 2009, the Company completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party (“Patriot Gold”), to acquire the exclusive option to the Bruner Property located in Nye County, Nevada (consisting of 28 patented mining claims). Patriot Gold is a reporting company under the federal securities laws and trades on the OTCBB under the symbol “PGOL.”

Patriot Gold paid the Company the sum of $30,000 at closing.  In order to earn its option to the property, Patriot Gold is required to make the following annual property option payments on April 1;  $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016. Upon meeting the conditions of the agreement, Patriot Gold shall be entitled to an undivided 100% right, title and interest in and to the Property subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to the Company and a 2% NSR payable to the former Property owner. Patriot Gold may purchase 1% of the Company’s 1.5% NSR royalty for an additional payment of $500,000 under certain conditions. The agreement is terminable under certain conditions, including at the option of Patriot. Patriot made the annual property option payment of $35,000 in 2010. The Company is unaware of any operations undertaken on the mining claims by Patriot Gold to date.

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

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND GOING CONCERN OPINION. As of May 31, 2010, the Company‘s audited financial statements reflect total assets of $46,595 total current liabilities of $12,500, working capital of $ 28,698, and an operating loss for the 12 month period then ended of $8,065.  In addition, the Company’s accountant has issued a going concern opinion regarding the ability of the Company to conduct future operations. Accordingly, certain risks exist with respect to the Company and its ability to effect its plan of operations.

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

FAILURE TO MAINTAIN PROPERTY RIGHT TO MINING CLAIMS. The Company is required to expend approximately $400 per annum in annual property taxes to maintain its patented mining claims in Nye County, Nevada. It has paid the property tax for 2010 calendar year. Due to the Company’s limited cash position, it is conceivable that, absent a cash infusion, the Company may not be able to pay its future tax obligations, in which event, the Company may lose it rights to the mining claims.

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

Item 3. Legal Proceedings.

None

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information:

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by OTCBB (Note: each year and respective quarterly period depicted below (2007 – 2010) represents the year ended May 31 for such year). The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is traded  on the OTC Bulletin Board under the symbol “AIVN.” There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

2007    Low Bid High Bid

1st Quarter   $0.11  $0.35

2nd Quarter   $0.04  $0.12

3rd Quarter   $0.045  $0.15

4th Quarter   $0.05  $0.12

2008    Low Bid High Bid

1st Quarter   $0.07  $0.09

2nd Quarter   $0.04  $0.07

3rd Quarter   $0.05  $0.07

4th Quarter   $0.05  $0.25

2009    Low Bid High Bid

1st Quarter   $0.05  $0.20

2nd Quarter   $0.01  $0.05

3rd Quarter   $0.01  $0.05

4th Quarter   $0.01  $0.06

2010    Low Bid High Bid

1st Quarter   $0.01  $0.04

2nd Quarter   $0.07  $0.02

3rd Quarter   $0.05  $0.02

4th Quarter   $0.05  $0.01

2011    Low Bid High Bid

1st Quarter   $0.01  $0.06

As of August 26, 2010, the Company had 229 shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

During the fourth fiscal quarter for the annual period covered by this Report, the Company did not make any repurchases of its capital stock. Also during the annual period covered by this Report, the Company did not issue any equity securities not registered under the Securities Act of 1933, as amended, not otherwise disclosed.

The following table provides information as of May 31, 2010 concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders (1)	3,140,000	$0.05	3,140,000
Total	3,140,000	$0.05	3,140,000

(1) The amount represents the following option and warrant grants;

(i).

 1,800,000 options under 2003 Stock Option Plan. The 2003 Stock Option Plan allows for the grant of 2,000,000 options.

(a). In January 2005, the Board of Directors of the Company approved a stock option grant to its then current officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price was initially exercisable at $0.10 per share, however, in September 2009, the exercise price was reduced to $0.05. The options initially were to expire five years from the grant date or within two years from the date the director resigns or is terminated by the Company, whichever was earlier, however, in September 2009, the term of the options held by the current directors was extended to September 28, 2014. The options are held by Messrs. Goldstein, Duff, and Russell, current directors of the Company, and by Messrs. Wagenti and Salvatore, former directors of the company, for a total of 1,500,000 options. The former director’s options expire on May 29, 2011.

(b). In September 2005, the Company granted Mr. Steven Davis, the Company’s President, stock options to acquire 300,000 shares of common stock of the Company. The options were granted under the 2003 Stock Option Plan and all of such options have vested. The options were initially exercisable at $0.17 per share during a five year term, and in September 2009, the exercise price was reduced to $0.05 per share. The options expire five years from the grant date or within two years from the date the officer resigns or is terminated by the Company, whichever is earlier.

(ii).

200,000 stock warrants to former officer and current director. On December 22, 2005, the Company issued a stock warrant to acquire 200,000 shares of the Company’s common stock to James Duff, the Company’s former president, in exchange for past due services owed to Mr. Duff in the amount of $30,315. The warrants initially expired on December 22, 2010, however in September 2009, the term was extended to December 22, 2015. The warrant is exercisable at a price of $0.01 per share.

(iii).

240,000 stock warrants to current President and Director. On November 30, 2007, the Company issued a stock warrant to acquire 240,000 shares of the Company’s common stock to Mr. Steve Davis, the Company’s President, in exchange for past due services owed to Mr. Davis in the amount of $12,000. The warrants expire November 30, 2012 and are exercisable at a price of $0.01 per share.

(iv).

900,000 stock options to current directors.  During 2009, stock options to acquire 900,000 shares of common stock were granted to certain directors of the Company as described below:

(a). On September 3, 2009, Messrs. Daniel H. Luciano and Gordon L. Scheig were granted stock options to acquire 300,000 shares of common stock of the Company each at an exercise price of $0.05. One third of the options vested immediately, one third vest on September 3, 2010, and the remainder vests on September 3, 2011. The options expire five years from the date of grant (September 3, 2009). The options were granted in connection with the respective appointments to the Company’s Board of Directors.

(b). On September 28, 2009, Myron Goldstein was granted stock options to acquire 300,000 shares of common stock of the Company each at an exercise price of $0.05. The term of the options is five years and all of the options have vested. The options were issued in exchange for services rendered during the fiscal 2009 period.

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Fiscal year end May 31, 2010 compared with Fiscal year end May 31, 2009.

Revenues. The Company has had no revenues for fiscal years ended May 31, 2010 and 2009, respectively.

Administrative expenses. Administrative expenses, which includes accounting fees, legal fees, and miscellaneous expenses, were $40,097 for the 2010 year end period compared with $26,936 for the 2009 year end period. The difference is due to increased expenses attributable to director and officer options granted during the most recent annual period.

Other Income. During the 2010 and 2009 periods, the Company has other income of $35,000 and $30,000, respectively which represents the payments received under the Option Agreement with Patriot Gold.

The Company plan of operations is to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. The Company can not predict whether it will be successful in its efforts to identify a suitable business acquisition or combination candidate.

As of May 31, 2010, the Company has available working capital of $28,698, compared with $7,096 in working capital as of May 31, 2009. The increase in working capital is due to the $35,000 payment received by the Company from Patriot Gold under the Property Option Agreement. The Company has projected that its overhead for the next 12 months is $25,400, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, property taxes on the Bruner claims in the approximate amount of $400, and miscellaneous expenses of $4,000. The projected legal and accounting fees related to the Company’s reporting requirements under the Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect a merger, share exchange or business combination transaction.  The amount of such legal and accounting fees can not be predicted at this time. Other than as stated herein, the Company has no other capital commitments. The Company may not have sufficient funds to pay for its corporate overhead for the next 12 months unless it receives the $40,000 payment under the Property Option Agreement with Patriot Gold. If it does not receive such payment, it will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing obligations. If the Company is able to raise funds to meet its projected working capital needs, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

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

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended May 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal year ended May 31, 2010 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

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

Name

Age

Position

Myron Goldstein

70

Chairman and Principal Financial

Officer

Steven Davis

68

President, Principal Executive Officer

And Director

Brian G. Russell

80

Director

James K. Duff

65

Director

Gordon Scheig

70

Director

Daniel H. Luciano

58

Director

-------------------------------------------------------------------------------------------------------------------------------

Mr. Myron Goldstein, Chairman and Principal Financial Officer.

    Mr. Goldstein was appointed Chairman of the Company on March 23, 2003. On October 19, 2005, Mr. Goldstein became the Company’s Principal Financial Officer. Mr. Goldstein is a senior mining executive with over 30 years diversified international management, exploration and development experience in precious and base metals and uranium, including 10 years as Chevron Resource Company’s District Manager for its Western District located in Denver, Colorado. From 1995 to the present, Mr. Goldstein has served as director and senior management of various companies as a result of his employment with Global Management Mining, a mining consulting company located in Vancouver, Canada. He is a graduate of the University of Toronto,

Ontario, Canada, where he earned a Ph.D in Physics and Geophysics. He also earned a M.S. in Geophysics from the Massachusetts Institute of Technology, Cambridge, Massachusetts, and a B.S. degree in  Engineering Geophysics, from the Colorado School of Mines, Golden, Colorado.

Mr. Steven Davis, President, Principal Executive Officer and Director.

    Mr. Davis was appointed President and Chief Executive Officer of the Company on September 15, 2005, and a director of the Company on December 10, 2009. Mr. Davis has over 35 years of professional experience and management in the minerals industry throughout North, Central and South America, with a focus on exploration and resource development of precious metals systems having been employed by Homestake Mining Company, ASARCO Inc., Zamora Gold and Cordero Mining Company (SUNOCO).  From June 2000 to the present time, Mr. Davis has been an independent consultant to the domestic and international mining industry. From October 2005 to the present, Mr. Davis has been Vice President, Exploration for New Horizon Uranium Corp., Golden, Colorado.  From March 1999 to May 2000, he was President and Chief Executive Officer of Sun River Mining, Inc.

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

Mr. Gordon Scheig, Director.

   Mr. Scheig was appointed a director of the Company on September 3, 2009.  Mr. Scheig has been retired from active business for in excess of 10 years. Prior to his retirement, Mr. Scheig was employed in various capacities in the oil and gas industry specializing in reservoir engineering.

Mr. Daniel H. Luciano, Director.

   Mr. Luciano was appointed a director of the Company on September 3, 2009.   Mr. Luciano has been an attorney since 1977 and specializes in corporate and securities law. He is a member of the New Jersey Bar and Texas Bar.

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

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2010, 2009 and 2008 that received compensation from the Company are set forth in the following table and information below:

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

  ($)

($)

      ($)                       (#)

-----------------------------------------------------------------------------------------------------------------------

Myron Goldstein(1)

2010

   -0-

  -0-

         $3,000

      -0-

 300,000

Chairman

2009

   -0-

  -0-

-0-

      -0-

        -0-

2008

   -0-

  -0-

-0-

      -0-

        -0-

Steven Davis(2)

2010

   -0-

  -0-

         $3,000

      -0-

   300,000

President

2009

   -0-

  -0-

-0-

      -0-                        -0-

2008

   -0-

  -0-

-0-

      -0-                        -0-

---------------------------------------------------------------------------------------------------------------------

(1). On September 28, 2009, Myron Goldstein was granted stock options to acquire 300,000 shares of common stock of the Company each at an exercise price of $0.05. The term of the options is five years and all of the options have vested. The options were issued in exchange for services rendered during the fiscal 2009 period. The value of such options is $3,000.

(2). In September 2005, the Company granted Mr. Steven Davis, the Company’s President, stock options to acquire 300,000 shares of common stock of the Company. The options were granted under the 2003 Stock Option Plan and all of such options have vested. The options were initially exercisable at $0.17 per share during a five year term, and in November 2009 in connection with his appointment to the Company’s Board of Directors, the exercise price was reduced to $0.05 per share. The options expire five years from the grant date or within two years from the date the officer resigns or is terminated by the Company, whichever is earlier. The value of the re-priced options is $3,000.

In January 2005, the Board of Directors of the Company approved a stock option grant to its officers and directors pursuant to the 2003 Stock Option Plan. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired. On May 8, 2008, the Board of Directors’ voted to change the expiration of the stated options to the earlier of; five years from the date of grant or two years from the date the director or consultant resigns or is terminated by the Company.

On September 3, 2009, Messrs. Daniel H. Luciano and Gordon L. Scheig were granted stock options to acquire 300,000 shares of common stock of the Company each at an exercise price of $0.05. One third of the options vested immediately, one third vest on September 3, 2010, and the remainder vests on September 3, 2011. The options expire five years from the date of grant (September 3, 2009). The options were granted in connection with their respective appointments to the Company’s Board of Directors.

On September 28, 2009, Myron Goldstein was granted stock options to acquire 300,000 shares of common stock of the Company each at an exercise price of $0.05. The term of the options is five years and all of the options have vested. The options were issued in exchange for services rendered for fiscal 2009 period ended May 31, 2009.

Except as stated above, for the fiscal period ending May 31, 2010, the Company had no employment agreement, arrangement, or obligations with its officers, and the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plans.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR
Name (a)	Number of securities underlying options/SARs granted (#) (b)	Percent of total options/SARs granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)
Myron Goldstein Chairman and CFO	300,000	100%	$0.05	September 28, 2014

CODE OF ETHICS

The Company has adopted a code of ethics. The code of ethics is attached as Exhibit 14 to the Company’s Form 10-K for the period ended May 31, 2009. The Code applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following  table sets  forth,  as of the date of September 1, 2010,  the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the  Company's  Common  Stock,  each  executive  officer  and director individually and all executive officers and directors of the Company as a group as of such date.  No other class of voting securities is outstanding.  Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 19,345,044 shares of common stock of the Company which are issued and outstanding as of August 24, 2009. Except as otherwise noted, the address for each party is 4058 Histead Way, Evergreen, Colorado 80439, the address of the Company.

                                  Name and                              Amount and

                                  Address of                             Nature of

                                  Beneficial                              Beneficial                      Percent

Title of Class             Owner                                   Owner(1)                        of Class

Common          Myron Goldstein(2)

 1,171,000

5.9%

Common           James Duff(3)

   750,000

3.7%

Common          Brian G. Russell(4)

   350,000

1.7%

Common          Steven Davis(5)

   540,000

2.7%

Common          Gordon Scheig(6)

   300,000

1.5%

Common          Daniel H. Luciano(7)

   300,000

1.5%

Common          Jack Wagenti(8)

1,969,400

10.0%

Common          Arthur deWitt Ackerman(9)

1,073,300

5.5%

Common          Jonathan Downs(10)

1,400,000

7.2%

Common          Emanuel Ploumis(11)

1,500,000

7.8%

Common          Electrum Resources, LLC.(12)

2,000,000

10.3%

Officers and

Directors as a group

Common

(6 persons)(8)

3,411,000

15.6%

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

(2). Mr. Goldstein is Chairman, and Chief Financial Officer of the Company. The amount includes 571,000 shares of common stock held by such officer, 300,000 stock options granted under the 2003 Stock Option Plan, and 300,000 stock options granted in September 2009. Both option grants are exercisable at $0.05 per share and expire September 28, 2014.

(3). Mr. Duff is a Director of the Company. The amount includes 250,000 shares of common stock and stock options to acquire 500,000 shares of common stock held by such director, of which 300,000 stock options granted under the 2003 Stock Option Plan.

(4). Mr. Russell is a Director of the Company. The amount includes 300,000 stock options granted under the 2003 Stock Option Plan.

(5). Mr. Davis is President, Chief Executive Officer and Director of the Company. The amount represents 300,000 stock options granted under the 2003 Stock Option Plan and 240,000 stock warrants.

(6). Mr. Scheig is a Director of the Company. The amount represents stock options granted to the Director.

(7). Mr. Luciano is a Director of the Company. The amounts represents stock options granted to the Director.

(8). The address for Mr. Wagenti is 6004 Tealside Court, Lithia Florida 33547.  The amount includes 639,400 shares of common stock held individually by Mr. Wagenti, 300,000 stock options granted under the 2003 Stock Option Plan, and 1,000,000 shares of common stock held by Mr. Wagenti’s spouse.

(9). The amount represents 901,500 shares held individually by Mr. Ackerman, and 171,500 shares held by an affiliate of Mr. Ackerman. Mr. Ackerman disclaims beneficial ownership of the shares held by the affiliate. Mr. Ackerman’s address is  75 Winners Circle Tryon, North Carolina 28782

(10). Mr. Downs’ address is 27 Bush Road, Denville, New Jersey 07834.

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

In January 2005, the Board of Directors of the Company approved a stock option grant to its officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired. On May 8, 2008, the Board of Directors’ voted to change the expiration of the stated options to the earlier of;  five years from the date of grant or two years from the date the director or consultant resigns or is terminated by the Company. In September 2009, the term of the options held by the current directors was extended to September 28, 2014 and the exercise price for all options was reduced to $0.05.

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

On September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC, a Cayman Islands limited liability company (“Electrum”) pursuant to which Electrum agreed to conduct drilling operations on the Company’s Bruner mining claims and would earn certain rights to the mining claims.  In connection with the transaction, Electrum also purchased in a private placement transaction 2,000,000 shares of the Company’s common stock for an aggregate purchase price of $200,000. The Company also issued to Electrum two stock purchase warrants each to acquire 1,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The two warrants expire 2 and 4 years from the closing date, respectively, except that, if Electrum forfeits its rights under the Agreement and Joint Venture, the warrants automatically expire. Electrum has terminated the joint venture and the warrants have expired unexercised.

On September 3, 2009, Messrs. Daniel H. Luciano and Gordon L. Scheig were granted stock options to acquire 300,000 shares of common stock of the Company each at an exercise price of $0.05. One third of the options vested immediately, one third vest on September 3, 2010, and the remainder vests on September 3, 2011. The options expire five years from the date of grant (September 3, 2009). The options were granted in connection with their respective appointments to the Company’s Board of Directors.

On September 28, 2009, Myron Goldstein was granted stock options to acquire 300,000 shares of common stock of the Company each at an exercise price of $0.05. The term of the options is five years and all of the options have vested. The options were issued in exchange for services rendered for the fiscal 2009 period.

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

32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.(filed herewith)

(b). Reports on Form 8-K.

None

Item 14. Principal Accountant Fees and Services.

(1). Audit fees for 2010 are estimated at $10,500 and were $10,425 for 2009.

(2) Tax Fees for 2010 are estimated at $375 and were $350 in 2009.

(3) All other fees $0.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American International Ventures, Inc.

We have audited the accompanying balance sheets of American International Ventures, Inc. as of May 31, 2010, and 2009, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended May 31, 2010 and May 31, 2009.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. as of May 31, 2010, and 2009 and the results of the operations of American International Ventures, Inc. and its cash flows for the two yearly periods then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, at May 31, 2010, the Company had an accumulated deficit of $1.4 million and has a history of continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classification of liabilities that might be necessary should the Company be unable to continue in operation.

/s/Jeffrey & Company

JEFFREY & COMPANY

CERTIFIED PUBLIC ACCOUNTANTS

September  13, 2010

Wayne, New Jersey

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEET

May 31, 2010

ASSETS
	May 31, 2010	MMay 31, 2009
Current Assets
Cash	$ 41,198	$ 14,084
Total current assets	41,198	14,084

Fixed Assets
Office furniture and equipment	11,567	11,567
Less, accumulated depreciation	11,567	11,567
Net fixed assets	-	-

Other Assets
Mining rights	5,397	5,397
Total other assets	5,397	5,397

TOTAL ASSETS	$ 46,595	$ 19,481

Current Liabilities
Accrued expenses	$ 12,500	$ 6,988
Total current liabilities	12,500	6,988

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares of $.00001 par value; issued and outstanding 19,345,044 shares	193	193
Capital in excess of par value	1,293,355	1,293,355
Additional paid in capital - options	77,929	48,262
Additional paid in capital - warrants	42,315	42,315
Accumulated deficit	(1,379,697)	(1,371,632)

Total stockholders’ equity	34,095	12,493
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$ 46,595	$ 19,481

The accompanying notes are an integral part of these financial statements.

1

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2010 and 2009

	2010	2009

Revenue	$ -	$ -

Administrative Expenses	43,097	26,936
Operating loss	(43,097)	(26,936)
Other Income and Expense:
Other income	35,000	30,000
Interest income	32	34
Interest expense	-	-
Profit on sales of securities	-	-
Total other income(expense)	35,032	30,034

Net (Loss) Income Accumulated During
Development Stage	$ (8,065)	$ 3,098

(Loss) Increase Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

The accompanying notes are an integral part of these financial statements.

2

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Years Ended May 31, 2010 and 2009

				Additional Paid in Capital Options	Additional Paid in Capital Warrants	Accumulated Deficit	Total
	Common Stock		Capital in Excess of Par Value
	Shares	Par Value
Balance, May 31, 2008	19,345,044	193	1,293,355	48,262	42,315	(1,347,730)	9,395

Net income for the year						3,098	3,098
	_________	___	________	_____	______	_______	______
Balance, May 31, 2009	19,345,044	193	1,293,355	48,262	42,315	(1,371,632)	12,493

Net loss for year						(8,065)	(8,065)

Option modifications and grants				29,667			29,667
	_________	___	________	_____	______	_______	______
Balance, May 31, 2010	19,345,044	$193	$1,293,355	$77,929	$ 42,315	$(1,379,697)	$34,095

The accompanying notes are an integral part of these financial statements.

3

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended May 31, 2010 and 2009

	2010	2009
Cash Flows From Operations:
Net (loss) income	$ (8,065)	$ 3,098
Adjustments to reconcile net loss to net cash
consumed by operating activities:
Charges not requiring the outlay of cash:
Depreciation	-	-
Impairment	-	-
Value of capital stock issued for services	-	-
Value of options issued for services	29,667	-
Changes in current assets and liabilities:
(Decrease) increase in accrued expenses	5,512	(1,787)
Decrease in prepaid expenses	-	-
	______	______
Net cash provided by (consumed by operating activities)	27,114	(1,311)

Cash Flows From Investing Activities:
Deposit to secure letter of credit	-	-
Release of deposit to secure letter of credit	-	-
Investment in mineral rights	-	-
Net cash consumed by investing activities

Cash Flows From Financing Activities:
Proceeds of sales of common stock	-	-
Decrease in stockholder advances	-	-
Net cash provided by financing activities	-	-

Net increase( decrease) in cash	27,114	1,311

Cash balance, beginning of period	14,084	12,773
	_____	______
Cash balance, end of period	$41,198	$14,084

The accompanying notes are an integral part of these financial statements.

4

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

Note 1.

ORGANIZATION AND BUSINESS

Organization

The Company was formed January 13, 1998 as American Precious Metals, Inc.  On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984 and was the successor entity of the merger.  On December 20, 2000, the Company changed its name to American International Ventures, Inc. (AIV).

Exploration Stage Reporting

The Company previously reported as an exploration stage company but no longer meets these criteria.  The reporting has been accordingly changed.

Note 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts receivable, investment securities, accounts payable and accrued liabilities, approximate their fair values at May 31, 2010.

5

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

Note 2.  (continued)

c.   Loss (Income) Per Share

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

Neither the existing options nor warrants were included in calculation of diluted loss (earnings) per share because of their antidilutive effect.

d.   Income Taxes

The Company accounts for income taxes in accordance with current accounting guidance, which requires the use of the “liability method”.  Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the income that is currently taxable.

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

6

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

Note 2.  (continued)

g.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in either the year ended May 31, 2010 or May 31, 2009.

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

l.  Options and Warrants Outstanding

Options to purchase capital stock of the Company are valued in accordance with the provisions of current accounting guidance.  This value is expensed during the periods in which the options are earned.  Similarly, warrants when issued are valued in accordance with current accounting guidance.

7

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

Note 3.

RELATED PARTY TRANSACTIONS

There were no related party transactions during 2009.

During the year ended May 31, 2010, the exercise price of 300,000 stock options previously issued to the Company president was modified at a cost of $3,000.

During the year ended May 31, 2010, 300,000 options were issued the Chairman and Chief Financial Officer at a cost of $3,000.00 for services rendered for fiscal 2009.

Note 4.

CAPITAL STOCK

There were no private placements during the years ended May 31, 2010 and May 31, 2009.

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

Following the termination of the exploration agreement with Electrum management decided not to continue efforts to develop the Bruner property.  On April 1, 2009, the Company entered into a Property Option Agreement with an unaffiliated third party (see Note 6). Apart from this agreement, management is currently seeking other business opportunities.

8

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

Note 6.

PROPERTY OPTION AGREEMENT

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

9

 AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

Note 7.

STOCK OPTIONS (continued)

During the year ended May 31, 2010, the Company modified the exercise price and extended the exercise period for the remaining 1,500,000 options under the stock option plan, 300,000 options issued to the Company’s president and issued 600,000 options to new directors.  These options vest in 1/3 increments immediately, after one year and after two years.  Current expense of $8,667 was recognized for the 600,000 option award.  The remaining $7,333 of fair value will be expensed in next two years.  In addition, 300,000 options were issued to the Chairman and Chief Financial Officer for services rendered during fiscal 2009.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model.

A summary of the stock option activity for the years ended May 31, 2010 and May 31, 2009 is presented below:

	2010		2009
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercised	of	Exercised
	Options	Price	Options	Price
Options outstanding at beginning of year	1,800,000	$.11	1,800,000	$.11
Effect of modification to reduce exercise price	-	(.06)	-	-
Revised exercise price of options	-	.05
Options granted during year	900,000.05		-	.11
Options outstanding at end of year	2,700,000.05		1,800,000	$.11

	May 31, 2010		May 31, 2009
Weighted average fair value of options modified	$.01
Weighted average fair value of options granted	$.02	-	-	-
Weighted average remaining life of outstanding
options – years		3.85		.55

Options exercisable at year end	2,300,000	$.05	1,800,000	$.11
	________		________
Options outstanding at end of year	2,700,000	$.05	1,800,000	$.11

The assumptions used to value these options were as follow:

Stock Price	$.04
Exercise Price	$.05
Stock Volatility	274.65%
Risk Ree Ratio	2.23%
Expected From	1.3 to 4.8 years
Dividend Yield	0.00%

10

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

Note 8.

WARRANTS TO PURCHASE COMMON STOCK

The following is a breakdown by exercise price of warrants outstanding at May 31, 2010.

Exercise Price	Remaining Life (In Years)	Number of Warrants
$.01	.58	200,000
$.01	2.5	240,000
	Total	440,000

The assumptions used in valuation of the 2008 warrants were as follows:

2008
Stock price	$.06
Exercise price	$.01
Stock volatility	135.06%
Risk free rate	1.17%
Expected term	4 years
Dividend yield	none

Note 9.

 RENTALS UNDER OPERATING LEASES

There was no rent expense for either the year ended May 31, 2010 or the year ended May 31, 2009.

11

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

Note 10.

INCOME TAXES

With the exception of the 2009 year, the Company and its former subsidiary have experienced losses each year since its inception, until current year.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period.  At May 31, 2010, NOL carryforwards were available to the Company as follows:  the Federal amount was $1,313,566.  The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.  If not used, the Federal carryforwards will expire as follows:

Year Ended May 31,	Amount

2011	$ 99,330
2012	177,370
2019	82,978
2020	28,123
2021	126,656
2022	137,570
2023	81,419
2024	96,234
2025	219,739
2026	162,910
2027	60,839
2028	32,333
2030	8,065

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets using statutory rates, as presented below.  There is no difference between book losses and tax losses.  The valuation reserve increased by $760 during the year ended May 31, 2010.

     Total

Deferred Tax Assets

$  195,672

Realization Allowance

   (195,672)

      Balance Recognized

$              -

12

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

Note 11.

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes in either of the years ended May 31, 2010 or May 31, 2009.

The following noncash financing activity occurred during the year ended May 31, 2010:

During the quarter ended November 30, 2009, the Company modified the exercise price for 1,800,000 options, issued 600,000 new options to new directors, and issued 300,000 options for services at a cost of $29,667.

There was no non-cash activity during the year ended May 31, 2009.

Note 12.

ADMINISTRATIVE EXPENSES

Included within Administrative Expenses are the following:

    Year Ended May 31,

     2010

     2009

Professional fees

$  12,280

$  23,037

Options expense

    29,667

             -

Consulting expense

             -                      -

Geological and exploration expenses                  -

             -

Other expenses

      1,150

      3,899

Total administrative expenses

$  43,097

$  26,936

13

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2010

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

Note 15.

SUBSEQUENT EVENTS

The Company has incorporated recent guidance on reporting and disclosure of subsequent events in the preparation of these statements and has concluded its review of subsequent events as of the date of the issuance of this report.

14

SIGNATURES

     In accordance with Section 12 of the Securities  Exchange Act of 1934, the Registrant caused this registration  statement to be signed on the behalf by the undersigned, thereunto duly authorized.

                                            American International Ventures, Inc.

Date: September 13, 2010       By: /s/ Myron Goldstein

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

/s/ Myron Goldstein

Myron Goldstein                                 Date: September 10, 2010

Chairman/Director

/s/ Gordon Scheig

Gordon Scheig                                    Date: September 13, 2010

Director

/s/ Daniel H. Luciano

Daniel H. Luciano                              Date: September 13, 2010

Director

/s/ Steven Davis

Steven Davis                                      Date: September 13, 2010

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