Form 10-Q
period 2010-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2010-10-20
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  October 13, 2010 is 19,345,044 shares of Common Stock, $.00001 par value.

                                                                                                                                                   Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at August 31, 2010 (unaudited)

         and May 31, 2009 (audited)

4

      - Statements of Operations for the three month periods ended

        August 31, 2010 and August 31, 2009.

5

      - Statements of Cash Flows for the three month periods

        ended August 31, 2010 and August 31, 2009.

6

      -Notes to Financial Statements

7

Item 2. Management's Discussion and Analysis or Plan of Operations

9

Item 4. Effectiveness of the registrant’s disclosure controls and procedures

10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

10

Item 2. Changes in Securities

10

Item 3. Defaults upon Senior Securities

10

Item 4. Submission of Matters to Vote of Security Holders.

10

Item 5. Other Information.

11

Item 6. Exhibits and Reports on Form 8-K.

11

Signatures

12

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEETS

ASSETS
	August 31, 2010	MMay 31, 2010
Current Assets
Cash	$ 38,170	$ 41,198
Miscellaneous receivable	401	-

Total current assets	38,571	41,198

Other Assets
Mining rights	5,397	5,397
Total other assets	5,397	5,397

TOTAL ASSETS	$ 43,968	$ 46,595

Current Liabilities
Accrued expenses	$ 16,500	$ 12,500
Total current liabilities	16,500	12,500

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares
of $.00001 par value; issued and outstanding
19,345,044 shares	193	193
Capital in excess of par value	1,293,355	1,293,355
Additional paid in capital – options	79,095	77,929
Additional paid in capital – warrants	42,315	42,315
Accumulated deficit	(1,387,490)	(1,379,697)

Total stockholders’ equity	27,468	34,095
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$ 43,968	$ 46,595

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended August 31,

(Unaudited)

	2010	2009

Revenue	$ -	$ -

Administrative Expenses	7,816	5,669
	_____	_____
Operating Loss	(7,816)	(5,669)

Other Income and Expense:
Interest income	23	8
Net loss	$(7,793)	$(5,661)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares
Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the
following amounts:
	2010	2009

Professional fees	$ 6,650	$ 5,250
Options expense	1,166	-
Licenses and permits	-	401
Other expenses	-	18
	$ 7,816	$ 5,669

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Quarters Ended August 31,

(Unaudited)

	2010	2009

Cash Flows From Operating Activities:
Net loss	$ (7,793)	$ (5,661)
Adjustments to reconcile net loss to net cash
consumed by operating activities:
Charges not requiring an outlay of cash:
Value of options issued for services	1,166	-
Changes in assets and liabilities:
Income (decrease) in accrued liabilities	4,000	4,762
Increase in miscellaneous receivables	(401)	-
	______	_____
Net cash consumed by operating activities	(3,028)	(899)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities	-	-
	______	_____
Net decrease in cash	(3,028)	(899)

Cash balance, beginning of period	41,198	14,084
	______	______
Cash balance, end of period	$38,170	$ 13,185

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2010

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of August 31, 2010 and for the three month periods ended August 31, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the three month period ended August 31, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2011.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading.  The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2010.

2.  SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods presented for either interest or income taxes.  In addition, there were no non cash investing or financing activities during either of the periods presented.

3.  RELATED PARTIES

There were no related party transactions during either the three month periods ended August 31, 2010 or August 31, 2009.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2010

4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit of $1,387,490 as of August 31, 2010 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets or to seek a merger partner.

5. CHANGE IN REPORTING STATUS

The Company previously reported as an exploration stage company.  It has ceased these activities and is currently seeking other business opportunities.  For this reason, the Company is no longer an exploration stage company.

Item 2. Plan of Operations.

Forward Looking Statements and Cautionary Statements.

Certain of the statements contained in this Quarterly Report on Form 10-Q includes "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2010. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2010, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

During the three month period ended August 31, 2010 and the comparable period ended August 31, 2009, the Company had no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

Administrative expenses for the three months ended August 31, 2010 and 2009 were $7,816 and $5,669, respectively.

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

As of August 31, 2010, the Company had working capital of $22,071, compared with working capital of $28,698 as of May 31, 2010. The decrease in working capital is due to the losses which the Company has experienced during first fiscal quarter of 2011.

The Company has projected that its administrative overhead for the next 12 months is approximately $22,000, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, and miscellaneous expenses of $2,000. The projected legal and accounting fees related to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur additional legal and accounting fees in order to effect merger, share exchange or business combination transactions.  The Company has no other capital commitments. On April 3, 2009, the Company completed a transaction with Patriot Gold Corp, an unaffiliated company, in connection with its Bruner mining claims, located in Nye County, Nevada. Pursuant to the agreement, the Company granted certain rights to the Bruner mining claims in exchange for cash considerations (Please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 8, 2009 for a more detailed description of that transaction). As a result of the cash received to date and cash to be received from that Bruner transaction, the Company believes that it has sufficient funds to meet its corporate overhead obligations for the next 6-12 months. If the Company does not receive additional funds from the Bruner transaction, then it will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

Please refer to the Company’s Form 10-K for the period ending May 31, 2010 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

There were no changes in our internal control over financial  reporting (as defined in Rule 13a-15(f) under the Securities  Exchange Act of 1934) during the quarter ended August 31, 2010 that have  materially  affected,  or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: October 14, 2010

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

12