Form 10-Q
period 2010-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2011-01-18
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2010

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

Common Stock

--------------

(Title of Class)

Indicate  by check  mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities  Exchange Act of 1934 during the  proceeding  12 months and (2) has been  subject to such filing requirements for the past 90 days. (1) [X] Yes [   ] No:  (2) [X]  Yes   [   ]  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ) [   ]  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[X] smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X]  Yes  [   ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 29, 2010 is 19,345,044 shares of Common Stock, $.00001 par value.

                                                                                                                                                   Page Number

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):

      - Balance Sheets at November 30, 2010 (unaudited)

4

         and May 31, 2009 (audited)

      - Statements of Operations

5

       for the six month periods ended November 30, 2010 and

        November 30, 2009.

      - Statements of Operations

7

       for the three month periods ended November 30, 2010 and

       November 30, 2009.

      - Statements of Cash Flows for the six month periods

8

       ended November 30, 2010 and November 30, 2009

       .

      -Notes to Financial Statements

9

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

11

Item 5. Other Information.

12

Item 6. Exhibits and Reports on Form 8-K.

12

Signatures

13

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEET

ASSETS
	November 30, 2010	MMay 31, 2010
	(unaudited)	(audited)
Current Assets
Cash	$ 23,220	$ 41,198

Total current assets	23,220	41,198

Other Assets
Mining rights	-	5,397
Total other assets	-	5,397

TOTAL ASSETS	$ 23,220	$ 46,595

Current Liabilities
Accrued expenses	$ 8,750	$ 12,500
Total current liabilities	8,750	12,500

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares
of $.00001 par value; issued and outstanding
19,345,044 shares	193	193
Capital in excess of par value	1,293,355	1,293,355
Additional paid in capital – options	70,498	68,929
Additional paid in capital – warrants	51,315	51,315
Accumulated deficit	(1,400,891)	(1,379,697)

Total stockholders’ equity	14,470	34,095
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$ 23,220	$ 46,595

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Six Month Periods Ended November 30,

(Unaudited)

	2010	2009

Revenue	$ -	$ -

Administrative Expenses	15,834	33,549
Impairment Expense	5,397	-
Total expenses	21,231	33,549
	_______	______
Operating Loss	(21,231)	(33,549)

Other Income and Expense:
Other income	-	13
Interest income	37	14
Total other income:	37	27
Net loss	$(21,194)	$(33,522)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2010	2009

Professional fees	$ 13,948	$ 9,887
Value of options issued for services	1,569	22,500
Licenses and permits	-	401
Other expenses	317	761
	$ 15,834	$ 33,549

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended November 30,

(Unaudited)

	2010	2009

Revenue	$ -	$ -

Administrative Expenses	8,018	27,880
Impairment Expense	5,397	-
Total expenses	13,415	27,880
	_______	______
Operating Loss	(13,415)	(27,880)

Other Income and Expense:
Other income	-	13
Interest income	14	6
Total other income:	14	19
Net loss	$(13,401)	$(27,861)

Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2010	2009

Professional fees	$ 7,298	$ 4,637
Value of options issued for services	403	22,500
Licenses and permits	-	-
Other expenses	317	743
	$ 8,018	$ 27,880

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended November 30,

(Unaudited)

	2010	2009

Cash Flows From Operating Activities:
Net loss	$ (21,194)	$ (33,522)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Value of options issued for services	1,569	22,500
Impairment expense	5,397
Changes in assets and liabilities:
(Decrease) increase in accrued liabilities	(3,750)	4,012
	______	______
Net cash consumed by operating activities	(17,978)	(7,010)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities	-	-
	_______	_______
Net decrease in cash	(17,978)	(7,010)

Cash balance, beginning of period	41,198	14,084
	______	______
Cash balance, end of period	$ 23,220	$ 7,074

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2010

1.  BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of November 30, 2010 and for the three and six month periods ended  November 30, 2010 and 2009 have been prepared in accordance with U.S. generally accepted accounting principles.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods.  The results of operations for the six month period ended November 30, 2010 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2011.

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

3.  RELATED PARTIES

There were no related party transactions during the 2010 period.

During the 2009 period, the Company approved modifications for options issued to the Company President with a value of $3,000.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2010

4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company had an accumulated deficit of $1,400,891 as of November 30, 2010 and has experienced continuing losses.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.  The Company’s present plans, the realization of which cannot be assured, to overcome these difficulties include, but are not limited to, the continuing effort to raise capital in the public and private markets or to seek a merger partner.

5.  CHANGE IN REPORTING STATUS

In previous years, the Company reported as an exploration stage company.  It has ceased these activities and is currently seeking other business opportunities.  For this reason, the Company is no longer reporting as an exploration stage company.

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

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

During the three month and six month periods ended November 30, 2010 and the comparable periods ended November 30, 2009, the Company had no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

Administrative expenses for the six months ended November 30, 2010 and 2009 were $15,834 and $33,549 respectively. Administrative expenses consist of expenses generally described below. The decrease for the 2010 period is due principally to the fact that no option modification  expense was incurred for the 2010 period. During the 2009 period, the Company incurred $18,000 in expense due to changes in the terms of options previously issued to certain of the Company’s directors and Chief Executive Officer, and $4,500 in expense for warrants and options  issued to new directors. This  expense reduction is partially offset by an increase in professional fees. Administrative expenses for the three month periods ended November 30, 2010 and 2009 were $8,018 and $27,880 respectively. The decrease for the 2010 period is due principally to the  reduction in expense associated with options (discussed above), partially offset by an increase in professional fees. During the six and three months periods in 2010, the Company wrote off $5,397 in mining claims due to the cessation of mining exploration by the Company. There was no similar write off during the 2009 period.

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

As of November 30, 2010, the Company had working capital of $14,470, compared with working capital of $28,698 as of May 31, 2010. The decrease in working capital is due to losses which the Company has experienced during the first six month period of 2010.

The Company has projected that its administrative overhead for the next 12 months will be approximately $22,000, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, and miscellaneous expenses of $2,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect merger, share exchange or a business combination transaction.  The Company has no other capital commitments. On April 3, 2009, the Company completed a transaction with Patriot Gold Corp, an unaffiliated company, in connection with its Bruner mining claims, located in Nye County, Nevada. Pursuant to the agreement, the Company granted certain rights to the Bruner mining claims in exchange for cash considerations (Please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 8, 2009 for a more detailed description of that transaction). As a result of the cash received to date and cash to be received from that Bruner transaction, the Company believes that it has sufficient funds to meet its corporate overhead obligations for the next 6-12 months. If the Company does not receive additional funds from the Bruner transaction, it will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

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

There were no changes in our internal control over financial  reporting (as defined in Rule 13a-15(f) under the Securities  Exchange Act of 1934) during the quarter ended November 30, 2010 that have  materially  affected,  or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: January 13, 2011

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

8