Form 10-K
period 2011-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2011-09-13
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2011

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

[X] Yes [ ] No

The registrant's revenues for its most recent fiscal year were: $-0-

As of November 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $276,423. This calculation is based upon the last trade of $0.02 of the common stock on November 29, 2010.

The number of shares outstanding of the registrant's class of common stock on September 8, 2011 was 19,345,044 shares.

1

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

BUSINESS OF COMPANY.

Prior Business Activities.

During 2002, the Company developed a plan of operations to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic but prospective mineral properties in the United States, principally gold properties that could be enhanced by performing limited exploratory work on the property. The Company would then attempt to identify a joint venture partner to further develop the property or otherwise sell the property to an industry participant. The Company subsequently acquired the Bruner property located in Nye County, Nevada. The description of the Bruner claims is set forth in greater detail below.

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

Patriot Gold paid the Company the sum of $30,000 at closing.  In order to earn its option to the property, Patriot Gold is required to make the following annual property option payments on April 1; $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016. Upon meeting the conditions of the agreement, Patriot Gold shall be entitled to an undivided 100% right, title and interest in and to the Property subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to the Company and a 2% NSR payable to the former Property owner. Patriot Gold may purchase 1% of the Company’s 1.5% NSR royalty for an additional payment of $500,000 under certain conditions. The agreement is terminable under certain conditions, including at the option of Patriot. Patriot made the annual property option payments of $35,000 in 2010 and $40,000 in 2011. The Company is unaware of any operations undertaken on the mining claims by Patriot Gold to date.

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

LIMITED ASSETS; ABSENCE OF SIGNIFICANT OPERATING REVENUES, AND GOING CONCERN OPINION. As of May 31, 2011, the Company‘s audited financial statements reflect total assets of $56,497 total current liabilities of $5,997, working capital of $50,500, and an operating income for the 12 month period then ended of $40,060. All of its income was derived from option payments under the Patriot Gold agreement. No assurances can be made that future payments will be received from Patriot Gold under the option agreement. In addition, the Company’s accountant has issued a going concern opinion regarding the ability of the Company to conduct future operations. Accordingly, certain risks exist with respect to the Company and its ability to effect its plan of operations.

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

THE COMPANY MAY PAY CONSULTANTS AND EMPLOYEES IN STOCK AS CONSIDERATION FOR THEIR SERVICES WHICH MAY RESULT IN STOCKHOLDER DILUTION. Due to the Company’s limited cash availability, the Company has in the past and may in the future pay consultants, officers and employees in stock, warrants or options to purchase shares of our common stock rather than cash. The issuance of common stock in exchange for services may substantially increase the number of shares of common stock outstanding and cause significant dilution to existing shareholders.

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

Item 3. Legal Proceedings.

None

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

Market Information:

The table below sets forth the high and low bid prices of the Common stock of the Company as reported by OTCBB (Note: each year and respective quarterly period depicted below (2009 – 2011) represents the year ended May 31 for such year). The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. The Company's common stock is traded on the OTC Bulletin Board under the symbol “AIVN.” There is an absence of an established trading market for the Company's common stock, as the market is limited, sporadic, and highly volatile. The absence of an active market may have an effect upon the high and low price as reported.

2010 Low Bid High Bid

1st Quarter $0.01 $0.04

2nd Quarter $0.07 $0.02

3rd Quarter $0.05 $0.02

4th Quarter $0.05 $0.01

2011 Low Bid High Bid

1st Quarter $0.01 $0.06

2nd Quarter $0.03 $0.07

3rd Quarter $0.04 $0.07

4th Quarter $0.03 $0.05

2012 Low Bid High Bid

1st Quarter $0.02 $0.03

As of September 2, 2011, the Company had 229 shareholders of record of our common stock. Although there are no restrictions on the Company’s ability to declare or pay dividends, the Company has not declared or paid any dividends since our inception and do not anticipate paying dividends in the future.

During the fourth fiscal quarter for the annual period covered by this Report, the Company did not make any repurchases of its capital stock. Also during the annual period covered by this Report, the Company did not issue any equity securities not registered under the Securities Act of 1933, as amended, not otherwise disclosed.

The following table provides information as of May 31, 2011 concerning shares of our common stock authorized for issuance under our existing equity compensation plans.

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

(i). 1,800,000 options under 2003 Stock Option Plan. The 2003 Stock Option Plan allows for the grant of 2,000,000 options.

(a). In January 2005, the Board of Directors of the Company approved a stock option grant to its then current officers and directors. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price was initially exercisable at $0.10 per share, however, in September 2009, the exercise price was reduced to $0.05. The options initially were to expire five years from the grant date or within two years from the date the director resigns or is terminated by the Company, whichever was earlier, however, in September 2009, the term of the options held by the current directors was extended to September 28, 2014. The options are held by Messrs. Goldstein, Duff, and Russell, current directors of the Company, and by Messrs. Wagenti and Salvatore, former directors of the company, for a total of 1,500,000 options. The options to the former directors expired on May 29, 2011.

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

Item 6. Selected Financial Data.

Not applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations.

Fiscal year end May 31, 2011 compared with Fiscal year end May 31, 2010.

Revenues. The Company has had no revenues for fiscal years ended May 31, 2011 and 2010, respectively.

Administrative expenses. Administrative expenses, which includes accounting fees, legal fees, and miscellaneous expenses, were $25,892 for the 2011 year end period compared with $43,097 for the 2010 year end period. The difference is due to increased expenses attributable to director and officer options granted during the 2010 period.

Other Income. During the 2011 and 2010 periods, the Company had other income of $40,000 and $35,000, respectively which represents the payments received under the Option Agreement with Patriot Gold.

The Company plan of operations is to seek other business opportunities to review and analyze for purposes of effecting a business acquisition or combination. The Company can not predict whether it will be successful in its efforts to identify a suitable business acquisition or combination candidate.

As of May 31, 2011, the Company has available working capital of $50,500, compared with $28,698 in working capital as of May 31, 2010. The increase in working capital is due to the $40,000 payment received by the Company from Patriot Gold under the Property Option Agreement. The Company has projected that its overhead for the next 12 months will be $25,400, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, property taxes on the Bruner claims in the approximate amount of $400, and miscellaneous expenses of $5,000. The projected legal and accounting fees related to the Company’s reporting requirements under the Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect a merger, share exchange or business combination transaction. The amount of such legal and accounting fees can not be predicted at this time. Other than as stated herein, the Company has no other capital commitments.

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

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  We have not identified any material weaknesses in our internal controls over financial reporting as of the end of the fiscal year ended December 31, 2010.

There were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended May 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal year ended May 31, 2011 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9A(T). Controls and Procedures.

There is no information required to be furnished under Items 307 and 308T of Regulation S-B

Item 9B. Other Information.

None

PART III

Item 10. Directors. Executive Officers. Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

The officers and directors of the Company during fiscal year ending May 31, 2009 are as follows;

Name Age Position

Myron Goldstein 71 Chairman and Principal Financial Officer

 Steven Davis 69 President, Principal Executive Officer And Director

Brian G. Russell 81 Director

James K. Duff 66 Director

Gordon Scheig 71 Director

Daniel H. Luciano 59 Director

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

Item 10. Executive Compensation.

The compensation for all directors and officers individually for services rendered to the Company for the fiscal years ended May 31, 2011, 2010 and 2009 that received compensation from the Company are set forth in the following table and information below:

SUMMARY COMPENSATION

Annual Compensation Long Term Compensation

Other Restricted Securities

Name and Annual Stock Awards underlying

Principal Fiscal Salary Bonus Compensation options/SARS

Position Year ($) ($) ($) ($) (#)

-----------------------------------------------------------------------------------------------------------------------

Myron Goldstein(1) 2010 -0- -0- -0- -0- -0-

Chairman 2009 -0- -0- $3,000 -0- 300,000

2008 -0- -0- -0- -0- -0-

Steven Davis(2) 2010 -0- -0- -0- -0- -0-

President 2009 -0- -0- $3,000 -0- 300,000

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

In January 2005, the Board of Directors of the Company approved a stock option grant to its officers and directors pursuant to the 2003 Stock Option Plan. Each officer and director received a stock option of 300,000 shares of common stock of the Company. The exercise price is $0.10 per share. The options expire five years from the grant date. The aggregate options issued under this grant total 1,800,000. These options replace the options granted under the 2003 Stock Option Plan of the Company which had expired. On May 8, 2008, the Board of Directors’ voted to change the expiration of the stated options to the earlier of; five years from the date of grant or two years from the date the director or consultant resigns or is terminated by the Company. Options for two former directors totaling 600,000 shares expired in May 2011.

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

Except as stated above, for the fiscal period ending May 31, 2011, the Company had no employment agreement, arrangement, or obligations with its officers, and the Company did not have any other form of compensation payable to its officers or directors, including any stock option plans, stock appreciation rights, or long term incentive plans.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of September 2, 2011, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group as of such date. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 19,345,044 shares of common stock of the Company which are issued and outstanding as of August 24, 2009. Except as otherwise noted, the address for each party is 4058 Histead Way, Evergreen, Colorado 80439, the address of the Company.

Name and Amount and

Address of Nature of

Beneficial Beneficial Percent

Title of Class Owner Owner(1) of Class

Common Myron Goldstein(2) 1,171,000 5.9%

Common James Duff(3) 750,000 3.7%

Common Brian G. Russell(4) 350,000 1.7%

Common Steven Davis(5) 540,000 2.7%

Common Gordon Scheig(6) 300,000 1.5%

Common Daniel H. Luciano(7) 300,000 1.5%

Common Jack Wagenti(8) 2,702,892 14.0%

Common Jonathan Downs(9) 1,400,000 7.2%

Common Emanuel Ploumis(10) 1,500,000 7.8%

Common Electrum Resources, LLC.(11) 2,000,000 10.3%

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

(8). The address for Mr. Wagenti is 6004 Tealside Court, Lithia Florida 33547. The amount includes 500,000 shares of common stock held individually by Mr. Wagenti and 2,202,892 shares of common stock held by Mr. Wagenti’s spouse.

(9). Mr. Downs’ address is 27 Bush Road, Denville, New Jersey 07834.

(10). Mr. Ploumis’ address is 242 Top Hill Road, West Chester, Pennsylvania 19383.

(11) The address for Electrum Resources, LLC is 65 Front Street, Hamilton, Bermuda. The Principal Officer of Electrum is Emma Walls.

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

(3) All other fees $0.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American International Ventures, Inc.

We have audited the accompanying balance sheets of American International Ventures, Inc. as of May 31, 2011, and 2010, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended May 31, 2011 and May 31, 2010.  These financial statements are the responsibility of the Company management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. as of May 31, 2011, and 2010 and the results of the operations of American International Ventures, Inc. and its cash flows for the two yearly periods then ended in conformity with U.S. generally accepted accounting principles.

/s/Jeffrey & Company

Jeffrey & Company

CERTIFIED PUBLIC ACCOUNTANTS

September 7, 2011Wayne, New Jersey

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEET

May 31, 2011

ASSETS
	May 31, 2011	MMay 31, 2010
Current Assets
Cash	$ 56,497	$ 41,198
Total current assets	56,497	41,198

Fixed Assets
Office furniture and equipment	11,567	11,567
Less, accumulated depreciation	11,567	11,567
Net fixed assets	-	-

Other Assets
Mining rights	-	5,397
Total other assets	-	5,397

TOTAL ASSETS	$ 56,497	$ 46,595

Current Liabilities
Accrued expenses	$ 5,997	$ 12,500
Total current liabilities	5,997	12,500

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares of
$.00001 par value; issued and outstanding
19,345,044 shares	193	193
Capital in excess of par value	1,313,465	1,293,355
Additional paid in capital - options	51,056	68,929
Additional paid in capital - warrants	51,315	51,315
Accumulated deficit	(1,365,529)	(1,379,697)

Total stockholders’ equity	50,500	34,095
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$ 56,497	$ 46,595

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Years Ended May 31, 2011 and 2010

	2011	2010

Revenue	$ -	$ -

Administrative Expenses	25,892	43,097
Operating loss	(25,892)	(43,097)
Other Income and Expense:
Other income	40,000	35,000
Interest income	60	32
Total other income(expense)	40,060	35,032

Net Income (Loss)	$ 14,168	$ (8,065)

Net Income (Loss) Per Share – Basic	$ -	$ -
Net Income (Loss) Per Share – Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	19,345,044	19,345,044

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY

For the Years Ended May 31, 2011 and 2010

				Additional Paid in Capital Options	Additional Paid in Capital Warrants	Accumulated Deficit	Total
	Common Stock		Capital in Excess of Par Value
	Shares	Par Value
Balance, May
31, 2009	19,345,044	$193	$1,293,355	$48,262	$42,315	$(1,371,632)	$12,493

Net loss for the
year						(8,065)	(8,065)

Option
modifications
and grants				20,667	9,000		29,667
	_________	___	________	_____	______	________	______
Balance, May
31, 2010	19,345,044	193	1,293,355	68,929	51,315	(1,379,697)	34,095

Net income for
the year						14,168	14,168

Transfer value
of expired
options			20,110	(20,100)			-

Expense of
options
vested during
the year				2,237			2,237
	_________	___	________	_______	______	_______	______
Balance May
31, 2011	19,345,044	$193	$1,313,465	$ 51,056	$ 51,315	$(1,365,529)	$50,500

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended May 31,

	2011	2010
Cash Flows From Operations:
Net income (loss)	$ 14,168	$ (8,065)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Charges not requiring the outlay of cash:
Impairment of mining rights	5,397	-
Value of equity items issued for services	2,237	29,667
Changes in current assets and liabilities:
(Decrease) increase in accrued expenses	(6,503)	5,512
	______	_______
Net cash provided by operating activities	15,299	27,114

Cash Flows From Investing Activities:	-	-

Cash Flows From Financing Activities:	-	-

Net increase in cash	15,299	27,114

Cash balance, beginning of period	41,198	14,084
	_____	______
Cash balance, end of period	$56,497	$41,198

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

Note 1. ORGANIZATION AND BUSINESS

Organization

The Company was formed January 13, 1998 as American Precious Metals, Inc.  On March 16, 1998, it merged with Lucky Seven Gold Mines, Inc., a corporation which had operated since 1984 and was the successor entity of the merger.  On December 20, 2000, the Company changed its name to American International Ventures, Inc. (AIV). The Company operates as a shell company seeking a merger partner.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.      Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at May 31, 2011.

c.   Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of shares outstanding. During periods when a net loss has occurred, as was the case in the year ended May 31, 2010, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive. Outstanding options and warrants are also not included in the calculation in any period in which the exercise price of such securities exceeds the average fair market price of Company common stock.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

Note 2.  (continued)

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

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in either the year ended May 31, 2011 or May 31, 2010.

i.    Segment Reporting

The Company is organized in one reporting and accountable segment.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

Note 2.  (continued)

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

Note 3. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2010, the exercise price of 300,000 stock options previously issued to the Company President was modified at a cost of $3,000.

During the year ended May 31, 2010, 300,000 warrants were issued to the Chairman and Chief Financial Officer, at a cost of $3,000, for services rendered during fiscal 2009.

There were no related party transactions during the 2011 fiscal year.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

Note 4. EARNINGS PER SHARE

Basic earnings per share is computed by dividing the net income by the weighted average number of shares outstanding. Diluted earnings per share is computed in a similar manner except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

	2011	2010

Net income (loss)	$ 14,168	$ (8,065)

Weighted average shares outstanding:
Basic	19,345,044	19,345,044
Effect of dilutive securities:
Warrants to purchase common stock	440,000	-
Options to purchase common stock	-	-

Diluted shares outstanding	19,785,044	19,345,044

Earnings (loss) per share	$0.00	$(0.00)

Neither the options nor the warrants were included in the 2010 computation because their inclusion would be anti-dilutive. The 2011 calculation only reflects those options or warrants for which the exercise price was less than the average fair market value of the stock.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

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

Effective September 1, 2005, the Company signed an agreement with Electrum Resource, LLC (“Electrum”) to explore and, if successful, to develop the Bruner Gold Property in Nye County, Nevada.  The agreement called for Electrum to spend $3,000,000 in exploration expenses over three years and make prescribed payments to the Company over the initial five-year term of the contract.  During that time Electrum could have elected to receive a 65% interest in the property, increasing it to 75% if certain conditions were met.  The property would have reverted to the Company if Electrum did not fulfill its obligations.  However, in January 2007, Electrum elected to terminate the joint venture and not conduct further exploration activities.

Following the termination of the exploration agreement with Electrum management decided not to continue efforts to develop the Bruner property.  On April 1, 2009, the Company entered into a Property Option Agreement with an unaffiliated third party (see Note 6). During the current year, management decided to discontinue development of its mining interests and, as a result of the decision to cease development efforts, the mining rights were deemed impaired and written off.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

Note 6. PROPERTY OPTION AGREEMENT

On April 1, 2009, the Company entered into a Property Option Agreement with Patriot Gold Corporation (“Patriot”) whereby Patriot may acquire an undivided right in the Company’s patented Bruner claims, subject however to an existing 2% net smelter return in favor of the prior property owners and a 1.5% net smelter return reserved by the Company.

The option is further subject to the initial payment of $30,000 and subsequent annual payments ranging from $35,000 to $60,000, due on or before April 1 of each year, with a final payment of $1,185,000 due on or before April 1, 2016, for a total payment amount of $1,500,000.

Patriot also has the right to prepay all of the scheduled option payments, at which time it will acquire a 100% interest in the property.  It also has the right until thirty days after beginning mine construction to purchase from the Company a 1 ½% smelting right for $500,000.  During the option period, Patriot has the right of access to enter upon and take possession of and prospect, explore and develop the property in such manner as Patriot in its sole discretion may deem advisable, subject to certain conditions.  The option is terminable at any time by Patriot.

Note 7. STOCK OPTIONS

In January 2005, the Board of Directors approved a stock option plan under which options to purchase 2,000,000 shares of common stock could be issued to key employees and key consultants as determined by the Board of Directors.  During 2005, 1,800,000 options to purchase common stock were issued to five directors and a consultant of the Company, all of which were immediately vested.  Each option allows the recipient to purchase a share at an exercise price of $.10 per share.  An additional 300,000 options were granted to the Company’s President during the year ended May 31, 2006 at an exercise price of $.17 per share, all of which have vested.  The value of these options have been expensed over the respective vesting periods. On January 10, 2007, one of the option recipients resigned and, under the terms of the plan, his 300,000 options were terminated July 10, 2007.  On May 8, 2008, by virtue of a Board of Directors’ resolution, the above option grants were amended so that they expire on the earlier of five years from the date of grant or two years from the date the director or consultant resigns or is terminated by the Company. During the year ended May 31, 2009, two of the directors resigned and 600,000 options were cancelled on May 29, 2011, in accordance with the terms specified above.

 AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

Note 7. STOCK OPTIONS (continued)

During the year ended May 31, 2010, the Company modified the exercise price and extended the exercise period for the 1,500,000 options initially issued in 2005 and the 300,000 options previously issued to the Company president. In addition, 200,000 options were issued to new directors.  These last 200,000 options, which were issued September 29, 2009, vest in 1/3 increments - immediately, after one year, and after two years.  The $18,000 value of the modifications were written off in the year ended May 31, 2010. The $5,333 total value of the 200,000 options has been allocated to the periods benefited. $2,889 was expensed in the year ended May 31, 2010, and $2,237 was expensed in the year ended May 31, 2011.

The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model.

A summary of the stock option activity for the years ended May 31, 2011 and May 31, 2010 is presented below:

	2011		2010
		Weighted		Weighted
	Number	Average	Number	Average
	of	Exercised	of	Exercised
	Options	Price	Options	Price
Options outstanding at beginning of year	2,000,000	$.05	1,800,000	$.11
Effect of modification to reduce exercise price	-	-	-	(.06)
Revised exercise price of options	-	-	-	.05
Options granted during the year	-	-	200,000.05
Options cancelled during the year	(600,000)	(.05)	-	-
Options outstanding at end of year	1,400,000.05		2,000,000.05

	May 31, 2011		May 31, 2010
Weighted average fair value of options modified	$.00		$.01
Weighted average fair value of options granted	$.00	-	$.03	-
Weighted average remaining life of outstanding
options – years	2.36	-	2.65

Options exercisable at year end	1,933,333	$.05	1,800,000	$.05
	________		________
Options outstanding at end of year	2,000,000	$.05	2,000,000	$.05

The assumptions used to value these options were as follow:

Stock Price	$.04
Exercise Price	$.05
Stock Volatility	274.65%
Risk Free Rate	2.23%
Expected Life	1.3 to 4.8 years
Dividend Yield	0.00%

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

Note 8. WARRANTS TO PURCHASE COMMON STOCK

The following is a breakdown by exercise price of warrants outstanding at May 31, 2011.

Exercise Price	Remaining Life (In Years)	Number of Warrants
$.01	1.5	240,000
$.05	3.33	900,000
$.01	4.67	200,000
	Total	1,340,000

Note 9.  RENTALS UNDER OPERATING LEASES

The Company was not obligated under any operating leases during either the year ended May 31, 2011 or the year ended May 31, 2010.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

Note 10. INCOME TAXES

The Company has experienced losses during most years since its inception.  As a result, it has incurred no Federal income tax.  The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; state law in New Jersey allows a seven-year carry forward period.  At May 31, 2011, NOL carryforwards were available to the Company as follows:  the Federal amount was $1,310,470; the state amount was $580,120.  The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance.  If not used, the Federal carryforwards will expire as follows:

Year Ended May 31,	Amount

2012	$177,370
2019	82,978
2020	28,123
2021	126,656
2022	137,570
2023	81,419
2024	96,234
2025	219,739
2026	162,910
2027	60,839
2028	32,333
2030	8,065

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized.  The Company has recorded deferred tax assets using statutory rates, as presented below.  There is no difference between book losses and tax losses.  The valuation reserve decreased by $2,125 during the year ended May 31, 2011.

 Total

Deferred Tax Assets $  196,571

Realization Allowance                  (196,571)

      Balance Recognized $              -

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

May 31, 2011

Note 11. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

There was no cash paid for interest or income taxes in either of the years ended May 31, 2011 or May 31, 2010.

The following noncash financing activity occurred during the year ended May 31, 2010:

During the quarter ended November 30, 2009, the Company modified the exercise price and extended the exercise period for 1,800,000 options, issued a combination of warrants and options to new directors, and issued 300,000 warrants for services, at a total cost of $29,667.

Some of the options granted to new directors vested over two years, resulting in $2,237 in expense for the year ended May 31, 2011.

Note 12. ADMINISTRATIVE EXPENSES

Included within Administrative Expenses are the following:

    Years Ended May 31,

     2011         2010

Professional fees $  16,149 $  12,280

Expense of equity items issued

for services 2,237      29,667

Impairment expense       5,397                   -

Other expenses       2,109       1,150

Total administrative expenses $  25,892 $ 43,097

Note 13. RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not anticipate the adoption of recently issued accounting pronouncements to have a significant effect on the Company’s results of operations, financial position, or cash flows.

AIV MAY 2011 FS/Y

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on the behalf by the undersigned, thereunto duly authorized.

American International Ventures, Inc.

Date: September 11, 2011 By: /s/ Myron Goldstein

Myron Goldstein

Chairman and Principal Financial Officer

/s/ Steven Davis

Steven Davis

President and

Principal Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Myron Goldstein

Myron Goldstein Date: September 9, 2011

Chairman/Director

/s/ Brian Russell

Brian Russell Date: September 9, 2011

Director

/s/ James K. Duff

James K. Duff Date: September 9, 2011

Director

/s/ Daniel H. Luciano

Daniel H. Luciano Date: September 12, 2011

Director

/s/ Gordon Scheig

Gordon Scheig Date: September 10, 2010

Director

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