Form 10-Q
period 2011-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2011-10-20
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended August 31, 2011

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

Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days. (1) ☐ Yes ☒ No: ☐ (2) ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ) ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☒ smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☒ Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 13, 2011 is 19,345,044 shares of Common Stock, $.00001 par value.

 TABLE OF CONTENTS

Page Number
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited):
- Balance Sheets at August 31, 2011 (unaudited)	3
and May 31, 2009 (audited)

- Statements of Operations	4
for the three month periods ended August 31, 2011 and August 31, 2010.

- Statements of Cash Flows for the nine month periods	5
ended August 31, 2011 and August 31, 2010.

-Notes to Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operations	7

Item 3. Effectiveness of the registrant’s disclosure controls and procedures	8

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	9

Item 2. Changes in Securities	9

Item 3. Defaults upon Senior Securities	9

Item 4. Submission of Matters to Vote of Security Holders.	9

Item 5. Other Information.	10

Item 6. Exhibits and Reports on Form 8-K.	10

Signatures	11

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEET

August 31, 2011

	August 31, 2011	May 31, 2011
ASSETS
Current Assets
Cash	$56,118	$56,497
Miscellaneous receivables	406	—
Total current assets	56,524	56,497

Fixed Assets
Office furniture and equipment	11,567	11,567
Less, accumulated depreciation	11,567	11,567
Net fixed assets	—	—

TOTAL ASSETS	$56,524	$56,497

Current Liabilities
Accrued expenses	$11,447	$5,997
Total current liabilities	11,447	5,997

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares of $.00001 par value; issued and outstanding 19,345,044 shares	193	193
Capital in excess of par value	1,313,465	1,313,465
Additional paid in capital - options	51,391	51,056
Additional paid in capital - warrants	51,315	51,315
Accumulated deficit	(1,371,287)	(1,365,529)

Total stockholders’ equity	45,077	50,500
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$56,524	$56,497

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended August 31, 2011 and 2010

	2011	2010

Revenue	$—	$—

Administrative Expenses	5,785	7,816
Operating loss	(5,785)	(7,816)
Other Income and Expense:
Interest income	27	23
Total other income(expense)	27	23

Net Income (Loss)	$(5,758)	$(7,793)

Net Income (Loss) Per Share – Basic	$—	$—

Included in Administrative Expenses are the following amounts:
	2011	2010
Professional fees	$5,450	$6,650
Options expense	335	1,166
	$5,785	$7,816

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Three Month Periods Ended August 31,

	2011	2010

Cash Flows From Operations:
Net income (loss)	$(5,758)	$(7,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Charges not requiring the outlay of cash:
Value of equity items issued for services	335	1,166
Changes in current assets and liabilities:
Increases in accrued expenses	5,450	4,000
Increases in miscellaneous receivables	(406)	(401)

Net cash provided by operating activities	(379)	(3,028)

Cash Flows From Investing Activities:	—	—

Cash Flows From Financing Activities:	—	—

Net change in cash	(379)	(3,028)

Cash balance, beginning of period	56,497	41,198
Cash balance, end of period	$56,118	$38,170

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

August 31, 2011

1. BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of August 31, 2011 and for the three month periods ended August 31, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the quarter ended August 31, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2012.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2011.

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods presented for either interest or income taxes. In addition, there were no non cash investing or financing activities during either of the periods presented.

3. RELATED PARTIES

There were no related party transactions during either the three month period ended August 31, 2011 or August 31, 2010.

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

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

During the three month ended May 31, 2011 and the comparable periods ended May 31, 2010, the Company had no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

Administrative expenses for the three months ended May 31, 2011 and 2010 were $5,785 and $7,816 respectively. Administrative expenses consist of professional fees and stock options for services.

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

As of May 31, 2011, the Company had working capital of $45,077, compared with working capital of $50,500 as of May 31, 2010. The decrease in working capital is due to losses which the Company has experienced during the recent three month period.

The Company has projected that its administrative overhead for the next 12 months will be approximately $22,000, which consists of accounting fees (including tax, audit and review) in the approximate amount of $13,000, legal fees in the approximate amount of $7,000, and miscellaneous expenses of $2,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect merger, share exchange or a business combination transaction. The Company has no other capital commitments. On April 3, 2009, the Company completed a transaction with Patriot Gold Corp, an unaffiliated company, in connection with its Bruner mining claims, located in Nye County, Nevada. Pursuant to the agreement, the Company granted certain rights to the Bruner mining claims in exchange for certain yearly cash considerations (Please refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 8, 2009 for a more detailed description of that transaction). Patriot Gold paid the Company the sum of $40,000 on or before April 1, 2011 and maintained its option under the agreement. As a result of the cash received to date from that Bruner transaction, the Company believes that it has sufficient funds to meet its corporate overhead obligations for the next 12 months. If the Company does not receive additional funds from the Bruner transaction from Patriot Gold, it will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

Please refer to the Company’s Form 10-K for the period ending May 31, 2011 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4A(T). Controls and Procedures.

Not Applicable

PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a). Exhibits Furnished.

Exhibit #31 – Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002.

Exhibit #32 – Certification Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002.

Exhibit #101.INS – XBRL Instance Document.

Exhibit #101.SCH – XBRL Taxonomy Schema Document.

Exhibit #101.CAL – XBRL Taxonomy Calculation Linkbase Document.

Exhibit #101.DEF – XBRL Taxonomy Extension Definition Linkbase

Exhibit #101.LAB – XBRL Taxonomy Label Linkbase Document.

Exhibit #101.PRE – XBRL Taxonmy Presentation Linkbase Document.

(b) Reports on Form 8-K.

None

10

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 14, 2011

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

