Form 10-Q
period 2011-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2012-01-17
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2011

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

[X] Yes [  ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of December 15, 2011 is 19,345,044 shares of Common Stock, $.00001 par value.

Page Number
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements:
- Balance Sheets at November 30, 2011 (unaudited)	3
and May 31, 2010 (audited)

- Statements of Operations (unaudited)
for the six month periods ended November 30, 2011 and November 30, 2010.	4

for the three month periods ended November 30, 2011 and November 30, 2010	5

- Statements of Cash Flows for the six month periods	6
ended November 30, 2011 and November 30, 2010 (unaudited)

-Notes to Financial Statements (unaudited)	7

Item 2. Management's Discussion and Analysis or Plan of Operations	8

Item 3. Effectiveness of the registrant’s disclosure controls and procedures	9

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	10

Item 2. Changes in Securities	10

Item 3. Defaults upon Senior Securities	10

Item 4. Submission of Matters to Vote of Security Holders.	10

Item 5. Other Information.	11

Item 6. Exhibits and Reports on Form 8-K.	11

Signatures	12

2

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEET

November 30, 2011

	November 30, 2011	May 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$49,526	$56,497
Total current assets	49,526	56,497

Fixed Assets
Office furniture and equipment	—	11,567
Less, accumulated depreciation	—	11,567
Net fixed assets	—	—

TOTAL ASSETS	$49,526	$56,497

Current Liabilities
Accrued expenses	$6,100	$5,997
Total current liabilities	6,100	5,997

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares of $.00001 par value; issued and outstanding 19,345,044 shares	193	193
Capital in excess of par value	1,313,465	1,313,465
Additional paid in capital - options	51,500	51,056
Additional paid in capital - warrants	51,315	51,315
Accumulated deficit	(1,373,047)	(1,365,529)

Total stockholders’ equity	43,426	50,500
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$49,526	$56,497

The accompanying notes are an integral part of these financial statements.

3

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Six Month Periods Ended November 30, 2011 and 2010

(Unaudited)

	2011	2010

Revenue	$—	$—

Administrative Expenses	7,564	15,834
Impairment Expenses	—	5,397
Total expenses	7,564	21,231
Operating loss	(7,564)	(21,231)
Other Income and Expense:
Interest income	46	37
Total other income(expense)	46	37

Net Loss	$(7,518)	$(21,194)

Net Loss Per Share – basic and diluted	$—	$—

Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2011	2010
Professional fees	$6,840	$13,948
Options expense	444	1,569
Other expenses	280	317
	$7,564	$15,834

The accompanying notes are an integral part of these financial statements.

4

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended November 30, 2011 and 2010

(Unaudited)

	2011	2010

Revenue	$—	$—

Administrative Expenses	1,779	8,018
Impairment Expenses	—	5,397
Total Expenses	1,779	13,415
Operating loss	(1,779)	(13,415)
Other Income and Expense:
Interest income	19	14
Total other income(expense)	19	14

Net Loss	$(1,760)	$(13,401)

Net Loss Per Share – basic and diluted	$—	$—

Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2011	2010
Professional fees	$1,390	$7,298
Options expense	109	403
Other expenses	280	317
	$1,779	$8,018

The accompanying notes are an integral part of these financial statements.

5

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Six Month Periods Ended November 30,

(Unaudited)

	2011	2010

Cash Flows From Operations:
Net loss	$(7,518)	$(21,194)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Value of equity items issued for services	444	1,569
Impairment expense	—	5,397
Changes in current assets and liabilities:
Increase (decrease) in accrued expenses	103	(3,750)

Net cash consumed by operating activities	(6,971)	(17,978)

Cash Flows From Investing Activities:	—	—

Cash Flows From Financing Activities:	—	—

Net change in cash	(6,971)	(17,978)

Cash balance, beginning of period	56,497	41,198
Cash balance, end of period	$49,526	$23,220

The accompanying notes are an integral part of these financial statements.

6

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

November 30, 2011

1. BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of November 30, 2011 and for the six month periods ended November 30, 2011 and 2010 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six months ended November 30, 2011 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2012.

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

7

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

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

During the six month ended November 30, 2011 and the comparable period ended November 30, 2010, the Company had no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

Administrative expenses for the six months ended November 30, 2011 and 2010 were $7,564 and $15,834 respectively. Administrative expenses consist of professional fees and the cost of services compensated with stock options.

The Company’s plan of operations is to seek other business opportunities to review and to analyze them for purposes of effecting a business acquisition or combination. The Company is seeking such business opportunities through its officers, directors and business contacts. The Company cannot predict whether it will be successful in its efforts to identify a suitable business acquisition or combination candidate.

As of November 30, 2011, the Company had working capital of $43,426, compared with working capital of $50,500 as of November 30, 2010. The decrease in working capital is due to losses which the Company has experienced during the recent six month period.

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

8

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 4A(T). Controls and Procedures.

Not Applicable

9

PART II

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

10

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

11

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 9, 2012

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Myron Goldstein

Myron Goldstein

Chief Financial Officer

12