Form 10-Q
period 2012-02-29
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2012-04-16
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 29, 2012

Commission File Number 0-30368

American International Ventures, Inc.

(Name of Small Business Issuer in its charter)

Delaware	22-3489463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6004 Tealside Court Lithia, Florida	33547
(Address of principal executive offices)	(Zip Code)

(813) 260-2866
(Registrant’s telephone number, including area code)

  Securities registered under Section 12 (b) of the Act:

Title of each class to be registered:	Name of exchange on which each class is to be registered:
None	None

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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 22, 2012, is 19,345,044 shares of Common Stock, $.00001 par value.

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN INTERNATIONAL VENTURES, INC.

BALANCE SHEETS

ASSETS
	February 29, 2012	May 31, 2011
	(Unaudited)	(Audited)

Current Assets	$38,120	$56,497
Cash	38,120	56,497
Total current assets

Fixed Assets
Office furniture and equipment	--	11,567
Less, accumulated depreciation	--	11,567
Net fixed assets	--	--

TOTAL ASSETS	$38,120	$56,497

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accrued expenses	$3,700	$3,700
Total current liabilities	3,700	5,997

Stockholders’ Equity
Common stock – authorized, 400,000,000 shares of $.00001 par value; issued and outstanding 19,345,044 shares	193	193
Capital in excess of par value	1,313,465	1,313,465
Additional paid in capital - options	51,500	51,056
Additional paid in capital - warrants	53,715	51,315
Accumulated deficit	(1,384,453)	(1,365,529)

Total stockholders’ equity	34,420	50,500
TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	38,120	56,497

The accompanying notes are an integral part of these financial statements.

 AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Nine Month Periods Ended

(Unaudited)

	February 29, 2012	February 28, 2011

Revenue	$--	$--

Administrative Expenses	18,978	18,922
Impairment Expenses	--	5,397
Total Expenses	18,978	24,319
Operating loss	(18,978)	(24,319)
Other Income and Expense:
Interest Income	54	47
Total other income (expense)	54	47

Net Loss	$(18,924)	$(24,272)

Net Loss Per Share – basic and diluted	$--	$--

Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2012	2011
Professional fees	$14,363	$16,150
Value of equity items issued for services	2,844	1,902
Other expenses	1,771	870
Total administrative expenses	$18,978	$18,922

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF OPERATIONS

For the Three Month Periods Ended

(Unaudited)

	February 29, 2012	February 28, 2011

Revenue	$--	$--

Administrative Expenses	11,422	3,088
Total Expenses	11,422	3,088
Operating loss	(11,422)	(3,088)
Other Income and Expense:
Interest Income	8	10

Net Loss	$(11,414)	$(3,078)

Net Loss Per Share – basic and diluted	$--	$--

Average Number of Shares Outstanding	19,345,044	19,345,044

Included in Administrative Expenses are the following amounts:
	2012	2011
Professional fees	$7,523	$2,202
Value of equity items issued for services	2,400	333
Other expenses	1,499	553
	$11,422	$3,088

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

STATEMENTS OF CASH FLOWS

For the Nine Month Periods Ended

(Unaudited)

	February 29, 2012	February 28, 2011

Cash Flows From Operations:
Net Loss	$(18,924)	$(24,272)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring the outlay of cash:
Impairment expense		5,397
Value of equity items issued for services	2,844	1,902
Changes in current assets and liabilities:
Decrease in accrued expenses	(2,297)	(1,550)

Net cash consumed by operating activities	(18,377)	(18,523)

Cash Flows From Investing Activities:	--	--

Cash Flows From Financing Activities:	--	--

Net decrease in cash	(18,377)	(18,523)

Cash balance, beginning of period	56,497	41,198
Cash balance, end of period	$38,120	$22,675

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim financial statements of American International Ventures, Inc. (“the Company”) as of February 29, 2012 and for the three and nine month periods ended February 28, 2011 and February 29, 2012 have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine months ended February 29, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2012.

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

2. SUPPLEMENTAL CASH FLOWS INFORMATION

There were no cash payments during the periods presented for either interest or income taxes. Except for the transactions described in the following sentence, there were no non cash investing or financing activities during either of the periods presented.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

b.      Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at February 29, 2012.

c.   Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of shares outstanding. During periods when a net loss has occurred, as was the case in the nine month periods ended February 29, 2012 and February 28, 2011, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO FINANCIAL STATEMENTS

February 29, 2012

(Unaudited)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in either nine month periods ended February 29, 2012 or February 28, 2011.

i.    Segment Reporting

The Company is organized in one reporting and accountable segment.

4. LETTER OF INTENT RE: ACQUISITION

On February 27, 2012, the Company entered into an enforceable letter of intent with Placer Gold Prospecting Company, a privately held Florida corporation with gold and silver operations and development projects in California, Nevada and New Mexico.

Pursuant to the Letter of Intent, the Company and Placer would commence the negotiation and preparation of a share exchange agreement whereby The Company will acquire all the outstanding shares of Placer (approximately 137,400,000 shares of common stock) for a like amount of shares of common stock of the Company (the “Transaction”). After the Transaction, the present shareholders of Placer, would own approximately 87.7% of the Company, and the Company will own 100% of Placer.  Under the agreement, no cash will be exchanged.

The transaction took place on April 3, 2012 at which time shares were exchanged.  The details of the transaction and a description of the combined entity resulting from the transaction will be disclosed in an 8-K yet to be released.

Forward Looking Statements and Cautionary Statements .

Certain of the statements contained in this Quarterly Report on Form 10-Q includes "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2011. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2011, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the nine month ended February 29, 2012 and the comparable period ended February 28, 2011, the Company had no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

Administrative expenses for the nine months ended February 29, 2012 and 2011 were $18,978 and $18,922, respectively. Administrative expenses consist of professional fees and the cost of services compensated with equity items.

The Company’s plan of operations is to seek other business opportunities to review and to analyze them for purposes of effecting a business acquisition or combination. The Company is seeking such business opportunities through its officers, directors and business contacts.   The Company completed a transaction with Placer Gold Prospecting, Inc. on April 3, 2012.

As of February 29, 2012, the Company had working capital of $34,420, compared with working capital of $50,500 as of May 31, 2011. The decrease in working capital is due to losses during the nine month period ended February 29, 2012.

The Company has projected that its administrative overhead for the next 12 months will be approximately $44,000 which consists of accounting fees (including tax, audit and review) in the approximate amount of $15,000, legal fees in the approximate amount of $24,000, and miscellaneous expenses of $5,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect acquisition and share exchange or a business combination transaction. The Company has no other capital commitments. To continue its business plan, the Company will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

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

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures

Significant Accounting Policies

a.       Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.      Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at February 29, 2012.

c.   Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of shares outstanding. During periods when a net loss has occurred, as was the case in the nine month periods ended February 29, 2012 and February 28, 2011, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in either nine month periods ended February 29, 2012 or February 28, 2011.

i.    Segment Reporting

The Company is organized in one reporting and accountable segment.

Recent Events

On February 27, 2012, the Company entered into an enforceable letter of intent with Placer Gold Prospecting Company, a privately held Florida corporation with gold and silver operations and development projects in California, Nevada, New Mexico, and politically stable jurisdictions in Baja California.

Pursuant to the Letter of Intent, the Company and Placer would commence the negotiation and preparation of a share exchange agreement whereby The Company will acquire all the outstanding shares of Placer (approximately 137,400,000 shares of common stock) for a like amount of shares of common stock of the Company (the “Transaction”). After the Transaction, the present shareholders of Placer, would own approximately 87.7% of the Company, and the Company will own 100% of Placer Under the agreement, no cash will be exchanged.

The closing of the acquisition took place on April 3, 2012 at which time shares were exchanged. The details of the acquisition and a description of the combined entity resulting from the acquisition including pro forma financial statements of the combined entity and audited financial statements of Placer Gold Prospecting Company will be the subject of a Current Report on Form 8-K, as amended, to be filed by the Company as soon as reasonably available.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable. Smaller Reporting Companies are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (one and the same person), we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II –OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.  Not Applicable. Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a). Exhibits Furnished.

Exhibit #31 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #32 – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits contain information from our Quarterly Report on Form 10-Q for the quarter ended February 29, 2012 formatted in Extensible Business Reporting Language (XBRL):

Exhibit #101.INS – XBRL Instance Document *.

Exhibit #101.SCH – XBRL Taxonomy Schema Document.*

Exhibit #101.CAL – XBRL Taxonomy Calculation Linkbase Document. *

Exhibit #101.DEF – XBRL Taxonomy Extension Definition Linkbase *

Exhibit #101.LAB – XBRL Taxonomy Label Linkbase Document. *

Exhibit #101.PRE – XBRL Taxonomy Presentation Linkbase Document. *

*In accordance with Rule 406T of Regulation S-T, the XBRL information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 16, 2012

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti
Jack Wagenti
Chief Executive Officer

Exhibit 31

CERTIFICATION

I, Jack Wagenti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American International Ventures, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 16, 2012

/s/ Jack Wagenti

Jack Wagenti, Chief (Principal) Financial Officer and Chief (Principal) Executive Officer

Exhibit 31

CERTIFICATION

I, Jack Wagenti, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American International Ventures, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: April 16, 2012

/s/ Jack Wagenti

Jack Wagenti, Chief (Principal) Financial Officer and Chief (Principal) Executive Officer

Chief (Principal) Executive Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of the undersigned registrant (the "Company") on Form 10-Q for the period ended February 29, 2012 as filed with the Securities and Exchange Commission on the date hereof (the Report), the undersigned officers of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: April 16, 2012

American International Ventures, Inc.

/s/ Jack Wagenti

Jack Wagenti

Chief (Principal) Financial Officer and Chief (Principal) Executive Officer