Form 10-K
period 2012-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2013-06-07
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended May 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 000-30368

AMERICAN INTERNATIONAL VENTURES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3489463
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

6004 Tealside Court, Lithia, Florida 33547

(Address of Principal Executive Offices) (Zip Code)

813-260-2866

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.00001 par value

Indicate by check mark if the registrant is a well known seasoned issuer. ☐  Yes   ☒   No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

(1) ☐  Yes   ☒   No

(2) ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐ Accelerated Filer  ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒   No

The registrant's revenues for its most recent fiscal year were: $0

As of October 22, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $19,890,000. This calculation is based upon the last trade of $ 0.30 of the common stock on October 22, 2012. The number of shares outstanding of the registrant's class of common stock on October 22, 2012 was 196,970,044_shares.

AMERICAN INTERNATIONAL VENTURES, INC.

FORM 10-K

For the Fiscal Year Ended May 31, 2012

Table of Contents

PART I

4

Item 1.  Business.

4

Item 1A. Risk Factors.

10

Item 1B.  Unresolved Staff Comments.

22

Item 2.  Properties

22

Item 3. Legal Proceedings.

42

Item 4.  Mine Safety Disclosures.

42

PART II

43

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

43

Item 6. Selected Financial Data.

44

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

45

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

48

Item 8.  Financial Statements

49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

63

Item 9A. Controls and Procedures

63

Item 9B. Other Information.

64

PART III

64

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

64

Item 11.  Executive Compensation.

66

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

67

Item 13. Certain Relationships and Related Transactions, and Director Independence.

68

Item 14.  Principal Accounting Fees and Services.

68

Item 15. Exhibits, Financial Statement Schedules.

69

Forward Looking Statements

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to “we,” “us” and “our” are to the consolidated business of the Registrant and PGPI.

The statements contained in this report that are not historical facts are forward-looking statements that represent management’s beliefs and assumptions based on currently available information. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believes,” “intends,” “may,” “will,” “should,” “anticipates,” “expects,” “could,” “plans,” or comparable terminology or by discussions of strategy or trends. Although management believes that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurances that these expectations will prove to be correct. Such statements by their nature involve risks and uncertainties that could significantly affect expected results, and actual future results could differ materially from those described in such forward-looking statements.

Among the factors that could cause actual future results to differ materially are the risks and uncertainties discussed in this report. While it is not possible to identify all factors, management continues to face many risks and uncertainties including, but not limited to, our ability or a target entity to meet the requirements to close any potential acquisition, the results of operations and our profitability following the acquisition of a new business venture, the acceptance in the market of the products or services we offer following an acquisition. Should one or more of these risks materialize, or should the underlying assumptions prove incorrect, actual results could differ materially from those expected. We disclaim any intention or obligation to update publicly or revise such statements whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business.

Background.

On July 16, 1984, we were originally organized as Lucky Seven Gas and Minerals, Inc., under the laws of the State of Pennsylvania.  On June 24, 1996, our name was changed to Lucky Seven Gold Mines, Inc.  On January 13, 1998, American Precious Metals, Inc. was formed, under the laws of the State of Delaware.  On March 16, 1998, we merged into American Precious Metals, Inc., the surviving corporation. On November 13, 2000, our name was changed to American Global Enterprises, Inc. and changed again on December 21, 2000 to American International Ventures, Inc.

Prior Business Activities.

During 2002, we developed a plan of operations to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic but prospective mineral properties in the United States, principally gold properties that could be enhanced by performing limited exploratory work on the properties.  As the work on a property was completed, we would attempt to identify a joint venture partner to further develop the property or otherwise sell the property to an industry participant.

Pursuant to our then business plan, we acquired twenty eight (28) patented mining claims on the Bruner property located in Nye County, Nevada.

In September 2005, we completed an Exploration and Option to Enter Joint Venture Agreement with Electrum Resources LLC relating to the Bruner property, which agreement was terminated in January 2007. In April 2009, we completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party, in which we granted an exclusive option to the Bruner Property (the “Bruner Option”), for eight annual payments totaling $315,000.00 and a balloon payment due to us in April 2016, in the amount of $1,185,000. In addition, we retained a 1.5% net smelter reserve (“NSR”) wherein, Patriot Gold has the option to purchase 1% of the NSR for an additional $500,000.  Under this agreement, the following payments are due from Patriot Gold:  $50,000 due April 1, 2013, $55,000 on April 1, 2014, $60,000 on April 1, 2015 and $1,185,000 on April 1, 2016. See Exhibit 10.2 as filed with Form 8-K/A on November 9, 2012.

We then determined to expand our business purpose to seek other business opportunities to review and analyze for purposes of effecting a merger, acquisition or other business combination with an operating business.

In October 2007, we amended our Certificate of Incorporation to increase our authorized shares of common stock from 50,000,000 shares to 400,000,000 shares.

Share Exchange with Placer Gold Prospecting, Inc.

On March 23, 2012, we (as buyer) entered into, and closed on, a Share Exchange Agreement (the “Exchange Agreement”) with the shareholders of Placer Gold Prospecting, Inc. (“PGPI”), a Florida corporation, pursuant to which we acquired all 162,350,000 outstanding shares of common stock of PGPI in exchange for 162,350,000 shares of our common stock (the “Share Exchange”), all of which were distributed to the PGPI shareholders as set forth on Schedule A to the Exchange Agreement.

The Exchange Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.  Breaches of the representations and warranties will be subject to customary indemnification provisions, subject to specified aggregate limits of liability.

The transaction has been accounted for as a reverse recapitalization, a procedure that treats the transaction as though PGPI had acquired AIVN.  Under the accounting for a reverse recapitalization, the assets and liabilities of AIVN will be recorded on the books of the continuing company, and the stockholders' equity accounts of AIVN will be reorganized to reflect the terms of the Share Exchange.  Although the $58,446,000 value of the shares of AIVN issued in the transaction exceeded the book value of the net assets of AIVN on the date of the transaction, no goodwill or other intangible asset was recognized.  The aggregate value of the shares issued in the transaction was determined by reference to the closing price of the stock on the date of issuance.

After closing of the Share Exchange, the former shareholders of PGPI now own approximately 89% of our common stock and we own 100% of PGPI.  PGPI is in the business of mining exploration and acquisition.

Jack Wagenti, our CEO, executed the Exchange Agreement on our behalf. Mr. Wagenti was a founder, CEO and director of PGPI and he also owned 25 million shares of common stock of PGPI (approx. 16%) at the time of the closing of the Share Exchange (the “Closing”).  Frederick Dunne, Jr., one of our directors as of Closing, owned 1,000,000 shares of common stock of PGPI (less than 1%) as of the closing.  As of the closing, Arthur Ackerman, one of our directors as of closing, owned 6,000,000 shares of common stock of PGPI (approximately 3.6%).

In a Form 8-K dated April 3, 2012, we attached a press release dated March 26, 2012, in which we reported the execution and closing of the Share Exchange with PGPI on March 23, 2012.

The Share Exchange Agreement is included as Exhibit 10.1 to this Current Report and is the legal document that governs the terms of the Share Exchange and the other transactions contemplated by the Share Exchange.  The discussion of the Share Exchange Agreement set forth herein is qualified in its entirety by reference to Exhibit 10.1 as filed on Form 8-K/A on November 9, 2012.

Other Business Activity.

As reported in our Form 8-K filed April 25, 2012, on April 20, 2012, we entered into a Purchase and Installment Payment Agreement with DAAL, LLC (DAAL), a Nevada limited liability company wherein we agreed to acquire: (1) 2 patented lode mining claims in Humbolt County, Nevada, and (2) 15 unpatented lode mining claims. The purchase itself was scheduled to close on August 25, 2012.  We paid DAAL $27,500, 250,000 shares of our common stock that is subject to Rule 144, and 250,000 warrants to purchase our common shares at $0.25 per share; the warrants will expire two years from date of issuance. DAAl, at the time, could not deliver clear title to Title Service and Escrow Company. AIVN is waiting for clear title to proceed with the closing. There can be no assurance that DAAL will be able to get clear title. (See Exhibit 10.3)

As reported in our Form 8-K filed May 4, 2012, on April 30, 2012, we entered into a Purchase Agreement with Tucker E White and Victoria White for the purchase of the 704 acre patented lode mining claims known as the Golden Eagle Extension in Humbolt County, Nevada. The purchase price was $601,000 with $1,000 down a $100,000 Trust Deed and 2,000,000 shares of Rule 144 common stock, valued at $500,000. The Trust Deed note is for 3 years from close of escrow with no interest. Payments are $881 and payments commence 30 days from close of escrow. Escrow was closed June 3, 2012.  In addition, Mr. White was appointed as our president. As reported in our Form 8-K filed October 22, 2012 Tucker White is no longer with the Company. (See attached Purchase Agreement 10.4)

On May 3, 2012, we announced that we have closed escrow on the 40 acre patented site previously owned by the Turner Ranch LLC in Beatty, NV. We have formed a limited liability company in the State of Nevada called the “Beatty Bullfrog Mining Co” which will occupy the address in Beatty, Nevada. The purchase price was $304,000, with $28,000 down, a Trust Deed for $252,000, and 100,000 shares of our common stock subject to Rule 144.  The $252,000 obligation is due three years from closing and requires payments of interest only until then at 5% per annum.  (See Exhibit 10.5)

Description of Placer Gold Prospecting, Inc.’s Business

For purposes of this section entitled “Description of Placer Gold Prospecting, Inc.’s Business” only, all references to “we,” “us,” or “our” or “PGPI” refers to PGPI prior to the effectiveness of the Share Exchange.

On January 25, 2012, PGPI was incorporated in the State of Florida, for the purpose of mining exploration. It has acquired mining claims for approximately 4,050 acres of land, primarily in Nevada, with the intent of reactivating the historical mines that produced gold and silver until shut down in 1942 because of World War II. There is no guarantee that such properties will produce gold or silver in the future or that these properties may have already been depleted, as they were previously mined.

At this time, our primary focus is on gold and silver properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Currently, we have not produced any gold or silver from our properties. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives doesn’t occur we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.

Below is a list of the claims which PGPI acquired prior to March 23, 2012, the date of reverse acquisition.

Name of Claim	Acres	Date Acquired
El Tule	3,070.00	March 14, 2012
Capatola	55.50	March 8, 2012
Indian Mine	122.00	March 14, 2012
Gypsy Mine	160.00	March 2, 2012
Hot Springs Mine	320.00	March 2, 2012
Stud Horse Mine	41.26	March 14, 2012
TNT Mine	41.26	March 14, 2012
Bullfrog Mine	100.00	March 2, 2012
Virgilia Mine	60.00	March 2, 2012
Reward Monster Mine	80.00	March 2, 2012

Name of Claim	Acres	Date Acquired
Turner Ranch (Bullfrog #2)	39.73	May 3, 2012
Bullfrog #3	35	May 15, 2012
American Metallic Mine	20.7	April 15, 2012
Placeritas Mine	432	May 9, 2012

Location maps and description of properties are provided in Item 2. Properties.

In January 2013, the Company leased certain claims, covering twenty two and half (22.5) acres in Baja, California for a period of five (5) years.

In March, 2013, the Company leased other claims in Baja California for four years at a monthly cost of $200.

Description of our Current Business

Since the acquisition of PGPI, our operations have focused on developing, planning and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in Nevada through PGPI, our wholly owned subsidiary. In addition to our interest in the Bruner Option, we will focus on acquiring gold and base mineral resource properties that have historically produced gold and silver until 1942 when all gold production in the United States was halted due to World War II. There is no guarantee that such properties will produce gold or silver in the future or that these properties may have already been depleted, as they were previously mined.

We are in the exploration stage and have not yet generated revenue from mining operations.  None of our properties or claims have any proven or probable reserves and all of our activities undertaken and currently proposed are exploratory in nature.

Currently, we have five (5) employees, two of whom are full time and others are part time.

Types of Claims:

•

a patented mining claim is a mineral claim originally staked on land owned by the United States Government, where all its associated mineral rights have been secured by the claimant from the U.S. Government in compliance with the laws and procedures relating to such claims, and title to the surface of the claim and the minerals beneath the surface have been transferred from the U.S. Government to the claimant. Annual mining claim assessment work is not required, and the claim is taxable real estate.

•

an unpatented mining claim is a mineral claim staked on federal, state or, in the case of severed mineral rights, private land to which a deed from the U.S. Government or other mineral title owner has not been received by the claimant. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim is subject to annual assessment, work requirements, and the payment of annual rental fees which are established by the governing authority of the land on which the claim is located. The claim may or may not be subject to production royalties payable to that governing authority.

Exploration Business and Operations

We have devoted significant resources to explore and identify the best properties for development. We have no immediate plans to acquire any new properties at this time, as we have already developed a portfolio and currently have our Golden Eagle acquisition under development as it was determined to be the best and easiest to start with and in the process of obtaining mining permits in Nevada, which when obtained will allow us to extract the existing minerals. We have already developed the necessary water supply to insure the planned production at the development site. We have mining equipment to start a pilot program and will only need funding to complete the construction required to install the plant.  We presently do not have the required funding to complete the construction and there can be no assurance we will be able to acquire funding. All other projects will be on hold pending the development of the Golden Eagle Mines.

We have accumulated substantial losses and our auditor has issued to us a going concern opinion. We expect to continue to incur losses unless and until we generate sufficient revenue from production to fund continuing operations including exploration and development costs. We expect such losses or the monthly burn rate to be in the range of $40,000 to $60,000. There is no assurance that we will be profitable for any quarterly or annual period. We anticipate we will need to raise approximately $5,000,000 to $7,000,000 to fund our planned expenditures ($5,000,000 for mining equipment, $1,000,000 for debt service and $1,000,000 for general working capital requirements). We plan to raise the financing through debt and/or equity placements.  Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

Our Industry

The Gold Market. The market for gold is large, liquid and global. Gold continues to see demand in the jewelry, industrial and health science industries; however, gold’s main demand comes in the form of safe haven investment. From economic, political and social uncertainty to a hedge against inflation, gold is, and has long been, considered by many a commodity of refuge from concerns with fiat currencies and their corresponding economies.

The World Gold Council (“WGC”), a leading international gold industry research organization, published on its website that total gold demand for the fourth quarter of 2011 rose 21% to 1,017 metric tonnes (a metric tonne is equal to 2,204.6 pounds) year-on-year. Of this increase, investment demand posted the largest segment increase, more than offsetting the decline in gold jewelry demand.  Due to the volatility of the price of gold, however, there is no guarantee that total gold demand will continue to grow at comparable rates in the future.

The Silver Market. Unlike the gold market, demand within the silver market has been predominantly for fabrication – mainly industrial application, photography and jewelry – with investment making up only a small portion of total yearly demand.

Government and Environmental Regulation

Our mining, processing operations and exploration activities are subject to various laws and regulations governing: (i) the protection of the environment, (ii) exploration, (iii) mine safety, development and production, (iv) exports,(v) taxes, (vi) labor standards, (vii) occupational health, (viii) waste disposal, (ix) toxic substances, (x) water rights, (xi) explosives and (xii) other matters. New laws and regulations, amendments to existing laws and regulations or more stringent implementation of existing laws and regulations could have a material adverse impact on us, increase costs, cause a reduction in levels of, or suspension of, production and/or delay or prevent the development of new mining properties.

The governmental agencies and regulators tasked with implementing and enforcing the above laws and regulations include the Bureau of Land Management, the Mine Safety and Health Administration, the Department of Natural Resources and Conservation, and the Bureau of Alcohol, Tobacco, Firearms and Explosives.

We believe we are currently in compliance in all material respects with all applicable environmental laws and regulations. Such compliance requires significant expenditures and increases mine development and operating costs. Mining is subject to potential risks and liabilities associated with pollution of the environment and the disposal of waste products occurring as a result of mineral exploration and production. Environmental liability may result from mining activities conducted by others prior to our ownership of a property. To the extent we are subject to uninsured environmental liabilities, the payment of such liabilities would reduce our otherwise available earnings and could have a material adverse effect on our business plan.

We have retained AMEC in Reno, Nevada to meet the environmental regulations and obtain required mining permits. The costs of such are estimated at approximately $138,000; for obtaining access to our Golden Eagle #2 property via property controlled by Federal government through the Bureau of Land Management (BLM) because we own the property outright and will be dealing strictly with the State and County, rather than the Bureau of Land Management (“BLM”).  However, we have prepared the permits required to modify the right of way using the BLM road to access our property. Owning the property omits much of the red tape required to mine federally owned property where the company only has the mineral estates claimed in Nevada.

Licenses and Permits

Our operations require licenses and permits from various governmental authorities. We believe we hold all material licenses and permits required under applicable laws and regulations and believe we are presently complying in all material respects with the terms of such licenses and permits. However, such licenses and permits are subject to change in various circumstances. There can be no guarantee that we will be able to obtain or maintain all necessary licenses and permits that may be required to explore and develop our properties, commence construction or operation of mining facilities and properties under exploration or development or to maintain continued operations that economically justify the cost.

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.

Competition

Because the life of a mine is limited by its mineral reserves, we are continually seeking to replace and expand our reserves through the exploration of existing properties as well as through acquisitions of interests in new properties or of interests in companies which own such properties. We encounter competition from other mining companies in connection with the acquisition of properties and with the engaging and maintaining of qualified industry experienced personnel. This competition may increase the cost of acquiring suitable properties and retaining qualified industry experienced personnel.

Item 1A. Risk Factors.

Disclosure Regarding Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-K includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-K.  All written and oral forward looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

Cautionary Statements. Certain risks and uncertainties are inherent in the Company's business. In addition to other information contained in this Form 10-K, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Form 10-K:

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS, IN ADDITION TO THE OTHER INFORMATION INCLUDED ELSEWHERE IN THIS CURRENT REPORT AND THE DOCUMENTS THAT WE HAVE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS THE CONTEXT REQUIRES OTHERWISE, THE USE OF THE COMPANIES, THE COMBINED COMPANY, “US,” OR “WE” REFERS TO THE COMBINED COMPANY OF PGPI AND US AFTER GIVING EFFECT TO THE SHARE EXCHANGE. WE HAVE DISCUSSED ALL KNOWN MATERIAL RISKS, HOWEVER, ANY RISKS NOT PRESENTLY KNOWN TO US, IF THEY MATERIALIZE, ALSO MAY ADVERSELY AFFECT US AND OUR STOCK PRICE.

Our business is to engage in exploration and production activities in the precious minerals mining industry, which is a highly speculative activity. An investment in our securities involves a high degree of risk. You should not invest in our securities if you cannot afford to lose your entire investment. In deciding whether you should invest in our securities, you should carefully consider the following information together with all of the other information contained in this Current Report. Any of the following risk factors can cause our business, prospects, financial condition or results of operations to suffer and you to lose all or part of your investment.

Risks Related to Our Business and Financial Condition

Estimates of mineralized material are based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

There are numerous uncertainties inherent in estimating quantities of mineralized material such as gold and silver, including many factors beyond our control and no assurance can be given that the recovery of mineralized material will be realized. In general, estimates of mineralized material are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

•

geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies;

•

the judgment of the engineers preparing the estimates;

•

estimates of future metals prices and operating costs;

•

the quality and quantity of available data;

•

the interpretation of that data; and

•

the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

Until mineralized material is actually mined and processed, it must be considered an estimate only. These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable. We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably. Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital. There can be no assurance that minerals recovered in small scale metallurgical tests will be recovered at production scale.

We may have difficulty meeting our current and future capital requirements.

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going development and care and maintenance efforts at our mineral properties. The continued development and care and maintenance of our mineral properties will require significant amounts of additional capital. As a result, we may need to explore raising additional capital during fiscal 2012 and beyond so that we can continue to fully fund our planned activities. Our ability to obtain this financing will depend upon, among other things, the price of gold and the industry’s perception of its future price. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding. Therefore, availability of funding is dependent largely upon factors outside of our control, and cannot be accurately predicted. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted.

We anticipate that our expected near term and long term financing requirements to continue our operations and to implement our exploration plans is as follows: five to seven million. At this time, we do not have any arrangements for such financing and there can be no assurance we will acquire such financing..

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

The volatility of the price of gold or silver could adversely affect our future operations and, if warranted, our ability to develop our properties.

The potential for profitability of our operations, the value of our properties and our ability to raise funding to conduct continued exploration and development, if warranted, are directly related to the market prices of gold, silver and other precious metals. The prices of such metals fluctuate widely and are affected by numerous factors beyond our control, including interest rates, expectations for inflation, speculation, currency values (in particular the strength of the U.S. dollar), global and regional demand, political and economic conditions and production costs in major metal producing regions of the world. The price of gold may also have a significant influence on the market price of our common stock and the value of our properties. Our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before the first revenue from production would be received. A decrease in the prices of gold or silver may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower gold, zinc, lead, copper or silver prices. The prices of gold and silver is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand, the sale of gold and silver by central banks, and the political and economic conditions of major gold and silver producing countries throughout the world.

The price of gold has risen over the past decade to $1900 and is about $1580 per ounce presently. The price of silver over the past decade has risen to $48 per ounce and is presently $28.90 per ounce. Gold and silver are very volatile and the price may fluctuate widely up or down.

We are in the exploration stage and the nature of mineral exploration and production activities involves a high degree of risk and the possibility of uninsured losses.

We have a limited operating history and must be considered in the exploration stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

•

Economically insufficient mineralized material;

•

Fluctuation in production costs that make mining uneconomical;

•

Labor disputes;

•

Unanticipated variations in grade and other geologic problems;

•

Environmental hazards;

•

Water conditions;

•

Difficult surface or underground conditions;

•

Industrial accidents;

•

Metallurgic and other processing problems;

•

Mechanical and equipment performance problems;

•

Failure of pit walls or dams;

•

Unusual or unexpected rock formations;

•

Personal injury, fire, flooding, cave-ins and landslides; and

•

Decrease in the value of mineralized material due to lower gold or silver prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures, potential revenues and production dates. We currently have limited insurance to guard against some of these risks. If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write down of our investment in these interests. All of these factors may result in losses in relation to amounts spent which are not recoverable, or result in additional expenses.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased into the present. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased volatility and diminished expectation for the economy and the markets going forward. These factors, combined with volatile gold and silver prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a continued recession. In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. These factors can affect the value of our mining claims and our ability to acquire necessary financing for our exploration and operating activities.

Title to our properties may be challenged or defective.

Our planned future operations and exploration activities may require amendments to our currently approved permits from various governmental authorities. Our operations are and will continue to be governed by laws and regulations governing prospecting, mineral exploration, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety, mining royalties and other matters. There can be no assurance that we will be able to acquire all required licenses, permits, amendments or property rights on reasonable terms or in a timely manner, or at all, and that such terms will not be adversely changed, that required extensions will be granted, or that the issuance of such licenses, permits or property rights will not be challenged by third parties.

We attempt to confirm the validity of our rights of title to, or contract rights with respect to, each mineral property in which we have a material interest. However, we cannot guarantee that title to our properties will not be challenged. Our mineral properties may be subject to prior unregistered agreements, interests or native land claims, and title may be affected by undetected defects. There may be valid challenges to the title of any of the claims comprising our mineral properties that, if successful, could impair possible development and/or operations with respect to such properties in the future. Challenges to permits or property rights, whether successful or unsuccessful; changes to the terms of permits or property rights; or a failure to comply with the terms of any permits or property rights that have been obtained, could have a material adverse effect on our business by delaying or preventing or making continued operations economically unfeasible.

We are subject to complex environmental and other regulatory risks, which could expose us to significant liability and delay, and potentially the suspension or termination of our development efforts.

Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may:

•

require significant capital outlays;

•

materially affect the economics of a given property;

•

cause material changes or delays in our intended activities; and

•

potentially expose us to lawsuits.

These regulations mandate, among other things, the maintenance of air and water quality standards and land reclamation. They also set forth limitations on the generation, transportation, storage and disposal of solid and hazardous waste. Applicable authorities may require us to prepare and present data pertaining to the effect or impact that any proposed exploration for or production of minerals may have upon the environment. The requirements imposed by any such authorities may be costly, time consuming, and may delay operations. Future legislation and regulations designed to protect the environment, as well as future interpretations of existing laws and regulations, may require substantial increases in equipment and operating costs and delays, interruptions, or a termination of operations. We cannot accurately predict or estimate the impact of any such future laws or regulations, or future interpretations of existing laws and regulations, on our operations.

Historic mining activities have occurred on certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, potential for liability may exist under federal or state remediation statutes. Such liability would include remediating any damage that we may have caused, including costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties. Except as discussed in our periodic filings with the SEC, we are not aware of any such claims under these statutes at this time, and cannot predict whether any such claims will be asserted in the future.

We may produce air emissions and pollutions that could fall under the jurisdiction of U.S. federal laws.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Our mining operations may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures in order to comply with the rules.

Legislation has been proposed that would significantly affect the mining industry.

Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on the patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties, and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

Our operations are subject to permitting requirements which could require us to delay, suspend or terminate our operations on our mining properties.

Our operations, including on-going exploration drilling programs, require permits from the state and federal governments, including permits for the use of water and for drilling wells for water. We may be unable to obtain these permits in a timely manner, on reasonable terms or on terms that provide us sufficient resources to develop our properties, or at all. Even if we are able to obtain such permits, the time required by the permitting process can be significant. If we cannot obtain or maintain the necessary permits, or if there is a delay in receiving these permits, our timetable and business plan for exploration of our properties will be adversely affected, which may in turn adversely affect our results of operations, financial condition and cash flows.

Through May 31, 2012, we have incurred approximately $5,000 in such permitting costs and expect to incur approximately another $35,000 during the balance of 2012 and approximately $160,000 in 2013. There can be no assurance we will be able to acquire the funding needed.

We may face a shortage of water.

Water is essential in all phases of the exploration, development and operation of mineral properties. With the nature of our operations, water is used in such processes as exploration, drilling, testing, dust suppression, milling and tailings disposal. The lack of available water and the cost of acquisition may make an otherwise viable project economically impossible to complete.

Global climate change is an international concern, and could impact our ability to conduct future operations.

Global climate change is an international issue and receives an enormous amount of publicity. We would expect that the imposition of international treaties or federal, state or local laws or regulations pertaining to mandatory reductions in energy consumption or emissions of greenhouse gasses could affect the feasibility of our mining projects and increase our operating costs.

Because access to the mineral property may be restricted by inclement weather or other hazards, we may be delayed in our development efforts.

We are subject to risks and hazards, including environmental hazards, the encountering of unusual or unexpected geological formations, cave-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. As a result, access to our mineral properties may be restricted during parts of the year. During the winter months, heavy snowfall can make it difficult to undertake work programs. Frequent inclement weather in the winter months can make development and mining activities difficult for short periods of time.

We may face a shortage of supplies, equipment and materials.

The mineral industry has experienced from time to time shortages of certain supplies, equipment and materials necessary in the exploration, evaluation, development and production of mineral deposits. The prices at which such supplies and materials are available have also greatly increased. Our planned operations could be subject to delays due to such shortages and further price escalations could increase our costs for such supplies, equipment and materials. Our experience and that of others in the industry is that suppliers are often unable to meet contractual obligations for supplies, equipment, materials, and services, and that alternate sources of supply do not exist.

The market for obtaining desirable properties, investment capital, and outside engineers and consultants is highly competitive.

Presently, we employ a limited number of full-time employees, utilize outside consultants, and in large part rely on the personal efforts of our officers and directors. Our success will depend, in part, upon the ability to attract and retain qualified outside engineers and other professionals to develop and operate our mineral properties, in addition to obtaining investment capital to conduct our mining operations. We believe that we will be able to attract competent employees and consultants, but no assurance can be given that we will be successful in this regard as competition for these professionals is highly competitive. If we are unable to engage and retain the necessary personnel, our business would be materially and adversely affected.

We depend upon a limited number of personnel and the loss of any of these individuals could adversely affect our business.

If any of our current executive employees were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. Messrs. Jack Wagenti, Brandon Nash, Tucker White, Jerry Scott, Frederick Dunne, Jr. and Arthur Ackerman are our critical employees at this time. In addition to the executives, we rely heavily on a several staff people that have extensive knowledge of our properties and mine plans. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We are entirely dependent on these individuals as our critical personnel at this time. We have no life insurance on any of our employees, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

We have incurred substantial losses since our inception and may never be profitable.

Since its formation on January 25, 2012, Placer has incurred substantial losses and AIVN has accumulated substantial losses during its existence.  In addition, we presently have no revenue.  During the reporting period ended May 31, 2012, we had zero revenue from operations and a reported net loss of $(230,874). We expect to continue to incur losses unless and until we generate sufficient revenue from production to fund continuing operations including exploration and development costs. We expect such losses or the monthly burn rate to be in the range of $40,000 to $60,000. There is no assurance we will be profitable for any quarterly or annual period. Our failure to report profits may adversely affect the price of our common stock and you may lose all or part of your investment.

Our executive management has limited experience in managing a public company registered with the SEC and as such compliance with compliance with the SEC rules will be time consuming, difficult and costly.

Our executive officers have limited experience managing a public company. Thus, it will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the SEC. We may need to hire additional financial reporting, internal control, and other finance staff in order to develop and implement appropriate internal controls and reporting procedures.

Some of our executive management have other business activities in which they are engaged concurrently with our operations and therefore may not devote 100% of their business time to our business.

Some of our executive officers may engage in other business activities thereby failing to devote all of their business time to our business. Nevertheless, such officers have agreed to devote no less than full time (or up to thirty (30) hours per week) to our operations.

We currently have not entered into forward sales, commodity, derivatives or hedging arrangements with respect to our gold production and as a result we are exposed to the impact of any significant decrease in the gold and silver prices.

We expect to sell the gold and silver. We expect to be producing at prevailing market prices. Currently, we have not produced any gold or silver from our properties nor have we entered into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future production, although we may do so in the future. As a result, we may realize the benefit of any short-term increase in the gold price, but we are not protected against decreases in gold and silver prices, and if gold and silver prices decrease significantly, our expected future revenues may be materially adversely affected.

Our ability to become and remain profitable over the long term will depend on our ability to identify, explore and develop our current and additional properties.

Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Currently, we have not produced any gold or silver from our properties. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives doesn’t occur we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. If we are unable to find, develop, and economically mine new properties, we most likely will not be profitable on a long term basis and the price of our common stock may suffer.

Since we have a very limited operating history, investors have little basis to evaluate our ability to operate.

Our activities to date have been focused on raising financing, exploring our properties and preparing those properties for production. Although some of our mine and concentrating facilities have previously operated, these operations were carried out under different ownership and, as a consequence we face all of the risks commonly encountered by other businesses that lack an established operating history, including the need for additional capital and personnel and intense competition. There is no assurance that our business plan will be successful.

The construction of our mines and optimization and continued operation of our mills are subject to all of the risks inherent in construction, start-up and operations.

These risks include potential delays, cost overruns, shortages of material or labor, construction defects, breakdowns and injuries to persons and property. We expect to engage self-employed personnel, subcontractors and material suppliers in connection with the construction and development of our mine projects. While we anticipate taking all measures which we deem reasonable and prudent in connection with construction of the mines and the operation of the mills, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction or operation. Any delays would postpone our anticipated receipt of revenue and adversely affect our operations, which in turn may adversely affect the price of our stock.

We do not insure against all of the risks to which we may be subject in our operations.

While we currently maintain insurance against general commercial liability claims and the physical assets at our projects, we do not maintain insurance to cover all of the potential risks associated with our operations. We might be subject to liability for environmental, pollution or other hazards associated with mineral exploration and development, which risks may not be insured against, which may exceed the limits of our insurance coverage, or which we may elect not to insure against because of premium costs or other reasons. We may also not be insured against interruptions to our operations. Losses from these or other events may cause us to incur significant costs which could materially adversely affect our financial condition and our ability to fund activities on our property. A significant loss could force us to reduce or terminate our operations.

We may require significant additional capital to fund our business plan.

We will be required to expend significant funds to determine if proven and probable mineral reserves exist at some of our properties, to continue exploration and if warranted, develop our existing properties and to identify and acquire additional properties to diversify our property portfolio. There can be no assurance that any of the development properties we now hold, or which we may acquire, will contain a commercial ore reserve, and therefore, no assurance that we will ever generate a positive cash flow from the sale of production on such properties. In addition, once we decide to place a property into production, risks still exist that the amount and grade of the reserves may be significantly less than predicted. We have spent and will be required to continue to expend significant amounts of capital for drilling, geological and geochemical analysis, assaying and feasibility studies with regard to the results of our exploration. We may not benefit from these investments if we are unable to identify commercially exploitable mineralized material.

Our ability to obtain necessary funding for these purposes, in turn, depends upon a number of factors, including the status of the national and worldwide economy and the prices of gold and other precious and base metals. Capital markets worldwide have been adversely affected by substantial losses by financial institutions, in turn caused by investments in asset-backed securities. We may not be successful in obtaining the required financing, or if we can obtain such financing, such financing may not be on terms that are favorable to us. Failure to obtain such additional financing could result in delay or indefinite postponement of further mining operations or exploration and development and the possible partial or total loss of our potential interest in our properties.

We have already expended significant capital to explore and identify the best properties for development. We currently have no plans to acquire any new properties at this time, as we have already developed an adequate portfolio and currently have the Golden Eagle acquisition under development. We have already developed the necessary water supply to insure the planned production at the development site.

In addition, we have the mining equipment to start a pilot program and will only need funding to complete the construction required to install the plant. Funding to complete the construction and start production at the Golden Eagle and all other projects will be developed subsequent to the success of  the Golden Eagle Mines. Those funding requirements have not been budgeted and will depend on the production results and revenues from the Golden Eagle. Our future anticipated capital requirements will primarily be for permitting and mining in the amount of eight to ten million. We presently do not have funding available and there can be no assurance we will be able to get funding..

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our stockholders.

In the future, we may raise capital for our mining operations by issuing equity securities, resulting in the dilution of the ownership interests of our present stockholders. Any future issuance of our equity securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. We may need to raise additional capital through public or private offerings of our common stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Such issuances may have a further dilutive effect. Also, the future issuance of any such additional shares of common stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

Our operating costs could be adversely affected by inflationary pressures especially to labor and fuel costs.

The global economy is currently in a period of high commodity prices and as a result, the mining industry is attempting to increase production. This has caused significant upward price pressures in the operating costs of mining companies especially in the area of skilled labor. The skilled labor needed by the mining industry is in tight supply and its cost is increasing. Many of our competitors have lower costs and their mines are located in better locations that may give them a competitive advantage in employee hiring and retention.

The cost of fuel to operate machinery and generate electricity is closely correlated to the price of oil and energy. Over the past two (2) years, the price of oil has risen significantly and has increased the operating cost of mines dependent on fuel to run their business. Continued upward price pressures in our operating costs may cause us to generate significantly less operating cash flows than expected which would have an adverse impact to our business.

We will continue to incur losses for the foreseeable future.

Prior to completion of the development and pre-production stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur continuing and significant losses until such time as we achieve commercial production from our mining operations on our mineral claims. As a result of continuing losses, we may exhaust all of our resources and be unable to complete development of our planned mining operations. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to generate profits or continue operations if we are unable to generate significant revenues from future mining of the mineral claims and our business will most likely fail. We expect such losses or the monthly burn rate to be in the range of $ 40,000 to $60,000.

Risks Related To Our Common Stock

There currently is only a minimal public market for our Common Stock. Failure to develop or maintain a trading market could negatively affect the value of our Common Stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our Common Stock and an active market may never develop. Our Common Stock is quoted on the OTC Markets. The OTC Markets is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on an exchange, which are often a more widely-traded and liquid market.  Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed.

We cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange.

Until our Common Stock is listed on a national securities exchange such as the New York Stock Exchange or the Nasdaq Stock Market, we expect our Common Stock to remain eligible for quotation on the OTC Markets. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors.  Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of the Common Stock. This would also make it more difficult for us to raise capital.

The application of the “penny stock” rules could adversely affect the market price of our common shares and increase your transaction costs to sell those shares.

The United States Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•

that a broker or dealer approve a person’s account for transactions in penny stocks, and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person, and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your purchase price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

We do not pay dividends on our Common Stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

Failure To Achieve And Maintain Effective Internal Controls In Accordance With Section 404 Of The Sarbanes-Oxley Act Of 2002 Could Have A Material Adverse Effect On Our Business And Stock Price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“the Sarbanes-Oxley Act”) requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and include a report of management on our internal control over financial reporting in our annual report on Form 10-K. That report must contain an assessment by management of the effectiveness of our internal control over financial reporting and must include disclosure of any material weaknesses in internal control over financial reporting that we have identified.

Rule 144 Related Risk.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•

1% of the total number of securities of the same class then outstanding; or

•

the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

Restrictions on the reliance of Rule 144 by Shell Companies or former Shell Companies.

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, like us. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

•

The issuer of the securities that was formerly a shell company has ceased to be a shell company,

•

The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act,

•

The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

•

At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration until one year after we have completed our initial business combination.

Item 1B.  Unresolved Staff Comments.

AIVN continues to respond to comments from the SEC regarding Form 8-K initially filed on March 23, 2012.  The fourth revision was filed June 3, 2013.  We are responding to further discussion from the SEC.  In addition, AIVN remains delinquent in filing Form 10-Q for the periods ending August 31, 2012, November 30, 2012 and February 28, 2013.  We have committed to filing these as quickly as reasonably possible.

Item 2.  Properties

We conduct our operations in Lithia, Florida, from an office in the home of one of our officers until such time as we build offices in Beatty, NV (under construction as of the date of this filing). The office is occupied at no charge to us. There is no rental agreement for the use of this office. If rent were charged for this space, the amount would not be material.

At this time, our primary focus is on gold and silver properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Currently, we have not produced any gold or silver from our properties. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives doesn’t occur we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.

Below is a list of the claims which PGPI acquired prior to March 23, 2012, the date of reverse acquisition.

Name of Claim	Acres	Date Acquired
El Tule	3,070.00	March 14, 2012
Capatola	55.50	March 8, 2012
Indian Mine	122.00	March 14, 2012
Gypsy Mine	160.00	March 2, 2012
Hot Springs Mine	320.00	March 2, 2012
Stud Horse Mine	41.26	March 14, 2012
TNT Mine	41.26	March 14, 2012
Bullfrog Mine	100.00	March 2, 2012
Virgilia Mine	60.00	March 2, 2012
Reward Monster Mine	80.00	March 2, 2012

The following is a list of claims acquired after March 23, 2012:

Name of Claim	Acres	Date Acquired
Turner Ranch (Bull Frog #2)	39.73	April 30, 2012
Bullfrog #3		May 15, 2012
American Metallic Mine		May 9, 2012
Placeritas Mine	432	April 30, 2012
Golden Eagle #2	702.3	June 3, 2012

#1 Mining Operation Disclosure

Reward Monster Mine

(1) Location: The Reward Monster mine is located in township 11 south, range 9 west, and encompasses the S1/2 SE1/4 of section 13.

(2) Description of claim: The Reward Monster mine consists of one 80 acre unpatented mining claim. The annual assessment fee for the mining claims is $560.00.

(3) History of Previous Operations: There is no data available as to who the previous operators of this mine were. During our site visit we did notice past prospecting that occurred on this mine however it did not appear that any commercial operations have ever been in place.

(4) (i) The Reward Monster mine is an open cast surface deposit. Currently this deposit is slated for future exploration, and is not actively being mined by our company. Our company acquired these two mining claims back in April of 2012 from Placer Gold Prospecting, Inc. for the purpose of further mineral exploration and development. This property is without known reserves and the proposed program is exploratory in nature.

      (ii) The Reward Monster mine does not currently have any equipment on site.

5)  TERTIARY GEOLOGY OF CHLORIDE MINING DISTRICT

Oldest Tertiary rocks found in the Chloride mining district are volcaniclastic alluvial-fan deposits of the lower Rubio Peak Formation. These deposits are proximal to mid -proximal facies typified by mass movement processes of debris flows, hyperconcentrated flood flows, and gravity slides. Lower age restrains for these deposits are unknown, but paleontologic data place the upper volcaniclastic rocks in the Chad ronian (earliest Oligocene) (Lucas in this guidebook). These rocks are interpreted as intermontane-basin accumulations shed from middle Tertiary volcanic centers overprinted on a Laramide uplift, similar to the L-shaped Sierra uplift of Eardley (1962) to the east and south of the district. Rubio Peak Formation rests on progressively older Paleozoic rocks south of the district; and paleoftow direct ions for lower Rubio Peak rocks in the district are from the east (Cather in preparation). Volcanic source areas for lower Rubio Peak volcaniclastic rocks are possibly marked by the north-trending chain of quartz-monzonite to monzonite intrusions that extends from Copper Flats (73.4 my,

Hedlund 1974) northward through Salado Mountain intrusive, Double S Peaks intrusive, Sierra Cuchillo intrusive (50.1 ± 2.6 my, Chapin et al. 1975), and Kelly Peak intrusive .

The occurrence of exotic Paleozoic limestone blocks of enormous size within rocks of lower Rubio Peak Formation is an intriguing geo logic phenomenon. Interpretation of geologic evidence by this author supports Maxwell & Heyl's (1976) gravity -slide origin for these blocks. Emplacement processes are envisioned as similar to those occurring along the Heart Mountain detachment fault. Northwest Wyoming (Pierce 194 I, 1957), and gravity-slide blocks in the Canelo Hills, southeastern Arizona (Davis et al.  1979).

CHLORIDE MINING DISTRICT

Exotic limestone blocks occur at the same stratigraphic horizon across an area in excess, of 150 km', throughout the length of the Chloride district. Individual blocks range upward to 170 m in thickness and 5 km' in outcrop. Bedding-plane faults and open-space breccias formed near the base of most blocks during sliding. A shale seam at the base of an exotic limestone block exposed in the St. Cloud mine incorporated fragments of underlying volcanic lastic rocks during transport. These features, plus highly fragmented, rotated areas along the base of large blocks suggest gravity sliding rather than the passive rafting expected from debris-flow deposition. Small l limestone blocks around the margins of larger blocks do occur incorporated in debris-flow deposits that ac companied gravity sliding.

The stratigraphic interval from upper Rubio Peak Formation through basaltic andesite of Poverty Creek contains deposits of volcanic rocks intercalated with distal-alluvial-fan deposits. Volcanic rocks in this in terval alternate between rhyolite and quartz-latite ash-flow tuffs and dark, aphanitic basaltic-andesite flow rocks. These volcanic rocks are representatives of the extensive Oligocene volcanism that began upon termination of Laramide basinal deposition (Smith et al. 1985) in response to cessation of compressional forces throughout the Cordillera in late Eocene time (Coney 1972). In the Chloride district, this transition is marked by change in volcanic rocks from intermediate stratovolcano derivatives to silicic ash-flow-tuff outflow sheets and basaltic-andesite flows and flow-dome complexes. Sugarlump Tuff members of the Rubio Peak Formation and Kneeling Nun Tuff are the major ash-flow-tuff units within this stratigraphic interval. The basaltic andesite of Poverty Creek is the most extensive and youngest mafic unit; it marks the beginning of regional extension along the Rio Grande rift.

4.  The  high-silica  tuff  of  Little  Mineral  Creek  and  Moccasin  John Rhyolite flow-dome complex together with the underlying basaltic andesite of Poverty Creek represent a fundamental petrologic transition noted by many (Lipman et al. 1972, Christiansen & Lipman 1972, Rhodes et al. 1972) as occurring in the 27 to 29 my bracket throughout the Cordillera, virtually  concurrent  with earliest extension along the Rio Grande rift (Chapin & Seager 1975 , Eaton 1979, Seager et a!. 1984). Tuff of Little Mineral Creek is interpreted as a lithic-rich pyroclastic deposit derived from initial eruptions of the Moccasin John Rhyolite flow-dome complex. Such early pyroclastic deposits are probably the result of either excessive build-up of volatiles or of interact ion between magma and ground water (Sheridan 1979, Burt & Sheridan 1981). This pyroclastic volcanism and later extrusion of rhyolitic lavas resulted in collapse around major vent areas.

5. Hydrothermal convective cells generated by intrusion of rhyolitic magma associated with Moccasin John Rhyolite flow-dome complex, Chloride Creek dome, Sheep Canyon domes (and others?) appear to be responsible for epithermal vein deposits of the Chloride mining district. Mineralized fault structures are largely those active during doming and/ or collapse of flow-dome complexes. Regional zonation of mineralization is believed to be related to location of these rhyolitic intrusions (as well as to the dominant lithologies through which hydrothermal systems operate).

6. Post-mineralization, high -angle normal faulting refractured vein systems and initiated new fault structures sympathetic to the Winston graben and Rio Grande rift.

#2 Mining Operation Disclosure

Virgilia Mine

(1) Location: The Virgilia mine is located in township 25 north, range 8 east, and encompasses the Lot.11 of section 22.

(2) Description of claim: The Virgilia mine consists of one 20 acre unpatented mining claim. The annual assessment fee for the two mining claims is $140.00.

(3) History of Previous Operations: In 1980, Inca Mining Corporation consolidated the land position throughout Virgilia mine and from 1980 through 1984 undertook an extensive drilling program with the intention of establishing open pit mines at the Virgilia. A total of 241 drill holes totaling 75,941 feet of drilling were completed. In total, over $5 million was spent on geological, metallurgical, economic analyses, and environmental studies. The program was terminated in mid-1980 with the collapse of the gold price. Inca's published geological reserve for the Virgilia was 17 million tons ~ 0.084 opt, with mineable reserves totaling 1.5 million tons @ 0.13 opt for the Virgilia.

The area of the Virgilia mine was Federal land and remained open until 2006 when the past owner covered the property with lode claims. In 2007, paper records from the Inca drilling program were located. Unfortunately, most of the geologic maps and metallurgical tests, along with pulps and cuttings, and reject core had been lost which was stored on the old Virgilia property, due to a fire.

(4) (i) The Virgilia mine is an open pit surface deposit. Currently this deposit is slated for future exploration, and is not actively being mined by our company. Our company acquired this mining claim back in April of 2012 from Placer Gold Prospecting, Inc. for the purpose of further mineral exploration and development. This property is without known reserves and the proposed program is exploratory in nature.

     (ii) The Virgilia mine does not currently have any equipment on site.

5)  The Virgilia mine is located in a felsic volcanic flow within the Triassic Cedar Formation. The Melones Fault, the main structural feature of the Mother Lode, parallels the deposits 550 feet to the west. The fault and hanging wall rocks strike roughly 35 degrees northwest and dip 55 to 70 degrees northeast. The felsic horizon is variably mineralized with thin mesothemmal quartz veins, sheeted zones, and massive silicification. Gold is present within sheared sections that contain up to 80 feet of silicified material.

Quartz veins that extend into bounding shale units contain low gold values gold is associated with strong silification and requires fine grinding to liberate. Mineralogy includes, in order of abundance, quartz, feldspar, sericite, chlorite, homblende, mariposite, pyrite, galena, sphalerite, gold, and silver. Base metals are present only in trace amounts.

#3  Mining Operation Disclosure

Hot Springs Mine

CARSON CITY
DOUGLAS CO
Sketch 1
Hot Springs Mountain
NMC# 1065491 80 Acres
N
E
S
W
0 1 2 3 4
Miles
Total Area of Property
Lat/Long: 39.063245 , -119.713714
DMS: 39º 3' 47", -119º 42' 49"
UTM: N:4327300.43, E:265205.83,
Zone: 11S
Aurum Exploration, Inc. Hot Springs Mine

(1) Location: The Hot Springs mine is located in township 14 north, range 20 east, and encompasses the NE1/4, and SE1/4 of section 22.

(2) Description of claim: The Hot Springs mine consists of two 160 acre unpatented mining claims. The annual assessment fee for the two mining claims is $2,240.00.

(3) History of Previous Operations: Little is known about the previous operations of the Hot Springs mine other than it's surrounded by three adits, six shafts, and seven prospects as shown in U.S.G.S. data obtained by our company's geologist.

(4) (i) The Hot Springs mine is a surface open cut deposit, and also as indicated above has subsurface workings though to what extent is unknown. Currently this deposit is slated for future exploration, and is not actively being mined by our company. Our company acquired these two mining claims back in April of 2012 from Placer Gold Prospecting, Inc.  for the purpose of further mineral exploration and development. This property is without known reserves and the proposed program is exploratory in nature.

      (ii) The Hot Springs mine does not currently have any equipment on site.

5) The Hot Springs mine is located in close proximity to the Gypsy mine and the geology is identical.

Mesozoic metamorphic rocks older than the major granitic intrusive bodies of the Sierra Nevada batholith are widely distributed in the area of the three counties. The metamorphic rocks occur in roof pendants and septa surrounded by the younger granitic rock. Fossil evidence indicates that the metamorphic rocks are predominantly Late Triassic and Early Jurassic in age. The metamorphic rocks occur in relatively small areas, generally only a few miles in extent, although the largest, on the west slope of the southern Pine Nut Mountains, may be as large as 20 miles long and 6 miles wide.

These pregranitic rocks are metamorphosed partly as a result of heat from and deformation by granitic intrusion. Rocks of the larger masses of metamorphic rocks are less thoroughly recrystallized and meta-morphosed than those of the smaller and thinner masses. Generally the metamorphic rocks are in the low and medium grades of metamorphism. In the larger masses, the rocks, especially siltstones and shales, appear to be very little affected.

In the pregranitic sequence, metavolcanie rocks are slightly more abundant than metasedimentary rocks. Commonly, the rocks are intimately interbedded, and the two fold division.

#4  Mining Operation Disclosure

Gypsy Mine

(1) Location: The Gypsy mine is located in township 14 north, range 21 east, and encompasses the entire NE1/4 of section 21.

(2) Description of claim: The Gypsy mine consists of one 160 acre unpatented mining claims. The annual assessment fee for the mining claims is $1,120.00.

(3) History of Previous Operations: Little is known about the previous operations of the Gypsy mine other than it's located in Brunswick canyon which is known for small scale gold mining back in the late 1800's.

(4) (i) The Gypsy mine open cast deposit is currently slated for future exploration, and is not actively being mined by our company. Our company acquired this mining claim back in April of 2012 from Placer Gold Prospecting, Inc. for the purpose of further mineral exploration and development. This property is without known reserves and the proposed program is exploratory in nature.

     (ii) The Gypsy mine does not currently have any equipment on site.

5) Mesozoic metamorphic rocks older than the major granitic intrusive bodies of the Sierra Nevada batholith are widely distributed in the area of the three counties. The metamorphic rocks occur in roof pendants and septa surrounded by the younger granitic rock. Fossil evidence indicates that the metamorphic rocks are predominantly Late Triassic and Early Jurassic in age. The metamorphic rocks occur in relatively small areas, generally only a few miles in extent, although the largest, on the west slope of the southern Pine Nut Mountains, may be as large as 20 miles long and 6 miles wide.

These pregranitic rocks are metamorphosed partly as a result of heat from and deformation by granitic intrusion. Rocks of the larger masses of metamorphic rocks are less thoroughly recrystallized and meta-morphosed than those of the smaller and thinner masses. Generally the metamorphic rocks are in the low and medium grades of metamorphism. In the larger masses, the rocks, especially siltstones and shales, appear to be very little affected. In the pregranitic sequence, metavolcanie rocks are slightly more abundant than metasedimentary rocks. Commonly, the rocks are intimately interbedded, and the two fold division.

#5  Mining Operation Disclosure

Stud Mine

(1) Location: The Stud mine is located in township 6 north, range 34 east, and encompasses the SW1/4, and SE1/4 of section 17.

(2) Description of claim: The Stud mine consists of two 20 acre unpatented mining claims. The annual assessment fee for the two mining claims is $280.

(3) History of Previous Operations: Little is known about the previous operations of the Stud mine other than it was surrounded by many adits and shafts, and its location is close to Camp Douglas which was a hot spot for mining activity back in the early 19th century.

(4) (i) The Stud mine (subsurface) and open cut deposit is currently slated for future exploration, and is not actively being mined by our company. Our company acquired these two mining claims back in March of 2012 from the Eureka Mining Company for the purpose of further mineral exploration and development. This property is without known reserves and the proposed program is exploratory in nature.

     (ii) The Stud mine does not currently have any equipment on site.

5) The Camp Douglas 7 l/2-minute quadrangle is located just to the southwest of the town of Mina at the eastern end of the Excelsior Mountains. The quadrangle includes one peak over 8500 feet (2590 m). and Thunder Mountain, in the central part of the ores, has a maximum elevation of 7990 (2635 m). Two mining districts, Douglas (Camp Douglas) and Silver Dyke are present in the quadrangle.

Mining in the area was begun in 1893, and a significant amount of tungsten ore was mined at Silver Dyke during and after World War I; mining at Silver Dyke "was carried on by leasors as recently as 1972.

The geology of the area has been described by Ferguson, Muller, and Cathcart (1954), and Muller and Ferguson (1939). Vanderburg (l937), and Hill (1915) described the geology and mineral deposits of Camp Douglas, and Kerr (1936) has reported on the tungsten mineralization at Silver Dyke. Nielsen (l963) mapped two small portions of the quadrangle during his study of the Pilot Mountains, 10 km to the east. Speed (l977a) has named two new formations (the Mina and Gold Range Formations) which have type areas within the quadrangle.

Rock names used in these past reports are based on megascopic and thin-section estimates of rock and mineral content. For aphanitic porphyritic igneous rocks, the rock names are predominantly based on phenocryst mineralogy, and may vary somewhat from rock names based on chemical analyses. Phenncryst contents were visually estimated from thin sections and stained slabs. Precious metal values are reported in ozfton; the conversion factor to gm/metric ton (ppm) is 34.286.

#6 Mining Operation Disclosure

T.N.T. Mine

N
S
W
E
0
1
2
3
4
Miles
Total Area of Property
Lat/Long: 38.344407 , -118.768394
DMS: 38° 20' 39", -118° 46' 6"
UTM: N:4245508.60, E:345462.95, Zone: 11S
Aurum Exploration, Inc. T.N.T. Mine 1 + 2
NMC#'s 1067773 + 1067774
29
28
30
31
32
33
34
27
7140T
Lava
4WD
T6N
T5N

(1) Location: The T.N.T. mine is located in township 6 north, range 34 east, and encompasses the SW1/4, and SE1/4 of section 29.

(2) Description of claim: The Bruner mine consists of two 20 acre un patented mining claims. The annual assessment fee for the two mining claims is $280.

(3) History of Previous Operations: Little is known about the previous operations of the T.N.T. mine other than it was surrounded by many adits and shafts, and it's location is close to Camp Douglas which was a hot spot for mining activity back in the early 19th century.

(4) (i) The T.N.T. mine (subsurface) deposit is currently slated for future exploration, and is not actively being mind by our company. Our company acquired these two mining claims back in March of 2012 from the Eureka Mining Company for the purpose of further mineral exploration and development. This property is without known reserves and the proposed program is exploratory in nature.

     (ii) The T.N.T. mine does not currently have any equipment on site.

5) The Camp Douglas 7 l/2-minute quadrangle is located just to the southwest of the town of Mina at the eastern end of the Excelsior Mountains. The quadrangle includes one peak over 8500 feet (2590 m). and Thunder Mountain, in the central part of the ores, has a maximum elevation of 7990 (2635 m). Two mining districts, Douglas (Camp Douglas) and Silver Dyke are present in the quadrangle.

Mining in the area was begun in 1893, and a significant amount of tungsten ore was mined at Silver Dyke during and after World War I; mining at Silver Dyke "was carried on by leasors as recently as 1972.

The geology of the area has been described by Ferguson, Muller, and Cathcart (1954), and Muller and Ferguson (1939). Vanderburg (l937), and Hill (1915) described the geology and mineral deposits of Camp Douglas, and Kerr (1936) has reported on the tungsten mineralization at Silver Dyke. Nielsen (l963) mapped two small portions of the quadrangle during his study of the Pilot Mountains, 10 km to the east. Speed (l977a) has named two new formations (the Mina and Gold Range Formations) which have type areas within the quadrangle.

Rock names used in these past reports are based on megascopic and thin-section estimates of rock and mineral content. For aphanitic porphyritic igneous rocks, the rock names are predominantly based on phenocryst mineralogy, and may vary somewhat from rock names based on chemical analyses. Phenncryst contents were visually estimated from thin sections and stained slabs. Precious metal values are reported in ozfton; the conversion factor to gm/metric ton (ppm) is 34.286.

#7  Mining Operation Disclosure

Indian Mine

N
W
E
S
0
1
2
3
4
Miles
Total Area of Property
Lat/Long: 38.429729 , -118.274105
DMS: 38° 25' 47", -118° 16' 26"
UTM: N:4254264.72, E:388790.79, Zone: 11S
Aurum Exploration, Inc. Indian Mine Map
Sections: 13,14,23,and 24 T7N R33E M.D.M.
Patented Land #433754

(1) Location: The Indian mine is located in sections 26, 34, and 26 of township 7 north, range 33 east. Access to the mine is via a dirt and gravel road located off Nevada State Highway 95 south, approximately 21 miles from the town of Luning, NV.

(2) Description of claim: The Indian mine is comprised of one 122 acre patented mineral property (fee simple) that our company is required to pay yearly property tax on of $109.80. This property was purchased from Eureka Mining Co. in April of 2012, for $50,000 and the escrow closed after the reverse acquisition of American International Ventures, Inc. by Placer Gold Prospecting, Inc.

(3) History of Previous Operations: While there is not much information relating to the past operations of this mine it was previously called the Bataan Silver Mine, and past operators were granted a mineral patent based on minerals of value. These minerals of value were copper major, and tungsten minor as published in the NBMG Spec. Pub.31 Minerals of Nevada data.

(4) (i) The Indian Mine is an open trench style (surface) deposit, and also has (subsurface) workings represented in the form of two shafts, and a single adit. The Indian mine is presently not being mined, and has been set aside for further exploration at a different point in time. This property is without known reserves and at this time is still exploratory in nature.

     (ii) At this time there is no equipment on the property.

(5) The Indian mine project areas are located in the Walker Lane Mineral Belt in western Nevada. Rocks in the region encompassing the project areas range from Triassic age sediments to recent alluvium filling the basins. The western side of the region is dominated by Cretaceous age intrusive rocks forming the Wassuk Range.

The Walker Lane is a major northwest-southeast-trending fault zone which displays right lateral movement that ranges from 30 to 40 miles in its central portion, and hosts a variety of precious metal and base metal mineral deposits (as well as geothermal activity) along its length. Late Cenozoic faults of the central Walker Lane form a complex array of variably oriented structures characterized by coeval strike-slip and dip-slip motions.  The rock formations for the project areas fit into the regional setting described for Mineral County.

Paragraph (b)(5) does not apply as this property we are currently in the exploration phase and no proven or probable reserves have been established at this time.

#8 Mining Operation Disclosure

El Tule Mines

(1) Location: The El Tule mine is located in sections 21, 26, 27, 28, 35, and 36 of township 6 south, range 39 east. Access to the mine is via a dirt and gravel road located off Nevada State Highway 266 east approximately 83 miles from the town of Beatty, NV.

(2) Description of claim: The El Tule mine consists of 22 unpatented mining claims that our company is required to pay a maintenance fee of $20,980.00. The claims were acquired from Eureka Mining Co./Tucker White for 400,000 shares of Placer Gold Prospecting, Inc.’s common  stock in March of 2012.  These claims and they were part of the exchange agreement with the company.

(3) History of Previous Operations: El Tule Canyon placers are reported to have been discovered in 1876, but there is evidence of work by Mexicans before 1848. Early in the history of the district, the area was mined extensively by Chinese placer miners, who recovered large amounts of gold estimated by some to be more than 1 million dollars at the old price of gold. The operations at the Los Angeles Rock & Gravel Co from 1933-1936 and those of E. E. Layton at the Ray White claims in 1935 were two attempts at mining the gravels on a larger scale than usual in the district. The Los Angeles Rock & Gravel Co worked an area 2 miles in extent along the upper part of the canyon and E. E. Layton.

(4) (i) The El Tule mine is an open cast placer deposit presently not being mined, and has been set aside for further exploration at a different point in time.  This property is without known reserves and at this time is still exploratory in nature.

     (ii) At this time there is no equipment on the property.

(5) The rocks exposed consist of sedimentary, igneous, and metamorphic types ranging in age from late Precambrian to Holocene. Upper Precambrian and Lower Cambrian strata are widely exposed in the southern two thirds of the county and consist of over 12,000 feet of siltstone, shale, very fine grained to fine grained quartzite, and minor amounts of limestone and dolomite. Metamorphic equivalents of these rocks occur near granitic intrusives.

These strata are assigned to seven formations. Middle and Upper Cambrian strata are several thousand feet thick and consist predominantly of thin-bedded limestone and chert, and, in the southernmost part of the county, of dolomite and limestone. Ordovician strata in most of the county consist of shale and siltstone and minor amounts of limestone, chert, and quartzite. In the southernmost part of the county, Ordovician strata are mostly limestone. No Silurian nor Devonian strata are known. Mississippian strata crop out only in an area of less than a square mile in the southem most part of the county and consist mostly of shale.

No strata of Pennsylvanian Age are known. Permian strata, consisting of sandstone, conglomerate, and dolomite, crop out in a small area in the northern part of the county. Triassic, Triassic, and Jurassic rocks crop out only in the northern third of the county and apparently occur in two structural plates. The lower plate consists dominantly of shale, sandstone, and limestone, and the upper plate consists of a thick sequence of greenstone and green stone breccia overlain by conglomerate, sandstone, shale, and limestone.

Coarse-grained plutonic rocks, which are at least in part of Jurassic and younger age, based on radiometric K-A dating, crop out in 30 separate bodies ranging in size from a few acres to about 400 square miles. Most of these bodies have the composition of quartz monzonite.Tertiary rocks are extensively exposed in the county and include welded and nonwelded ash flows, lava flows, volcanic breccia, and fresh-water sedimentary rocks. The volcanic rocks range in composition from ihyolitic to basaltic; those having the composition of quartz latite are the most common. The thickness and lithologic character of the Tertiaiy  section differ greatly from one range to another within the county. The maximum thickness is in the Silver Peak Mountains where a pile of sedimentary and volcanic rocks

Paragraph (b)(5) does not apply as this property we are currently in the exploration phase and no proven or probable reserves have been established at this time.

#9 Mining Operation Disclosure

Bruner Mine

Phonolite
Bruner Mine
N
S
E
W
0
1
2
3
4
Miles
Total Area of Property
SMITH CREEK
Lat/Long: 39.071622 , -117.767779
DMS: 39° 4' 17", -117° 46' 4"
UTM: N:4325005.09, E:433583.33, Zone: 11S
Aurum Exploration, Inc. Burner Mine
NMC #'s 616421, 616422, 756224, and Patents.

(1)

Location: The Bruner mine is located in township 14 north, range 37 east, and encompasses the SE1/4 of section 14, section 23 NE1/4, section 13 SW1/4, and section 24 NE1/4.

The Bruner was optioned in 2008 to Patriot Gold in Las Vegas who makes annual payments to the Company which are current. The payoff balance on this mine is due in 2016 in the amount of $1,385,000. The Bruner Mine is currently being explored by Patriot Gold under a drilling program being conducted by Canamex, under a buying agreement with Patriot Gold.

(3) History of Previous Operations: The original operators at the Bruner Property are unknown. Prospecting at the property began in the early 1900's while mining was occurring on other properties located to the west. However, modern exploration of the property began in 1983 and included the following work. In 1983, Kennecott Minerals Company drilled fifteen RC holes (holes left after the process of reverse circulation drilling) on the property. In 1988-1990,

Newmont Exploration Ltd. drilled approximately 10 RC holes; conducted detailed geologic mapping, geochemical surveys, and air and ground magnetic surveys, and ground radiometric surveys. In 1990-1995, Miramar Mining Corp. drilled 5 RC holes and conducted BLEG (bulk leach extractable gold) sampling and air photo interpretation. BLEG sampling involves a large sample of soil or rock that is leached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 part per billion.

(4) (i) The Bruner mine is currently being leased to Patriot Gold for a period of. In 2003 and 2004, the Company completed an exploration program consisting of geologic mapping, surface geochemical sampling, and a ground magnetics and CSMT geophysical surveys to help identify pediment covered faults that could host gold/silver mineralization.

Geologic mapping of rocks exposed in the western portion of Patriot's claims shows several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures may indicate larger veins at depth.

Interpretation of the geophysical surveys shows numerous northwest and north-south trending magnetic lows associated with faults. Magnetic lows are an occurrence that may be indicative of a destruction of magnetic minerals by later hydrothermal (hot water) fluids that have come up along these faults. These hydrothermal fluids may in turn have carried and deposited precious metals such as gold and/or silver.

Patriot's surface exploration program to date at Bruner has included:

*

Geologic mapping (producing a plan map of the rock types, structure and alteration);

*

Rock chip geochemical sampling (sample of rock, analyzed to detect the presence of valuable metals or other metals which may accompany them (e.g., Arsenic may indicate the presence of gold);

*

A ground magnetic survey; and

*

A Controlled Source Magneto-telluric (CSMT) survey (recording variations in a generated electrical field using sophisticated survey methods).

In October 2004 a total of 18 drill sites were located to target both extensions of the gold intercepts in previous drilling and in geophysical anomalies found by a CSMT survey.

Patriot Gold began drilling on the Bruner property in December 2004. This drilling program was completed in March 2005, with a total of 3,200 feet of reverse circulation (RC) drilling in 7 holes. The depths of the holes ranged from 300 to 750 feet. Patriot Gold received assays for all holes and the results were encouraging enough that additional drilling was conducted.

In April 2005 we conducted additional drill testing on the Bruner property, including both reverse circulation and core drilling. Three fences of drill holes with the fences spaced 400 feet apart were drilled along the apparent trend of the mineralization. This program was completed in the fall of 2005 with 11 holes totaling 4,205 feet being drilled.

In November 2007, the Company drilled three more holes at Bruner to test deeper targets within the gold-bearing tuffaceous host rocks. The holes were drilled using an RC drill rig and totaled 3,240 feet. The holes were spaced roughly 400 feet apart on a line running east-northeast. All holes were angled steeply to the north to cut projected, south-dipping shear zones. Drill hole B-18 and B-19 were drilled 1,000 feet deep and B-20 was drilled 1,240 feet deep. All three holes contained intermittent gold at various depths.

The Company's work in the Bruner District has established two primary targets. The first are high-grade gold/silver veins associated with ancient hot springs systems. These quartz-calcite-adularia rich veins are hosted by faults within brittle, non-permeable host rocks. At the Penelas Mine, located within Patriot's claim block, a vein averaging 0.56 oz/ton gold was mined during the 1930’s.

     (ii) The Bruner mine does not have any equipment on site at this time. Surface improvements as stated above are drill holes.  Power is brought on site via generators.

5) The Bruner mining district is underlain by a sequence of intermediate to felsic Tertiary volcanic rocks. A volcanic center, the origin of major volcanic activity, is thought to underlay the district. The exposed stratigraphic section measures over 2,500 feet in thickness. The "Duluth Tuff", a variably crystal rich ash flow tuff, is the host for gold and silver mineralization. Two generations of intrusive rocks have been described within the district. Ore in the Bruner district is hosted by vuggy fractured quartz-adularia (potassium-rich alternation mineral) -veined and/or stock worked tuff. Mineralization is primarily fault controlled, although some disseminated values do occur.

Paragraph (b) (5) Estimates are in place of material based off the drill results given to our company from Patriot Gold. Patriot Gold was responsible for the drilling program that was initiated back in 2009, and the results have been attached for your review. No additional data has been provided from Patriot Gold.

#10 Mining Operation Disclosure

Capatola Mines

Paiute Spring
White Mountain
PROSPECTS
ADIT
MINE SHAFTS
4999
4843
N
S
E
W
0 1 2 3 4
Miles
Total Area of Property
Lat/Long: 39.007809 , -118.912323
DMS: 39º 0' 28", -118º 54' 44"
UTM: N:4319382.76, E:334420.35, Zone: 11S
Aurum Exploration, Inc. Capitola Extension
NMC# 1067782

Paiute Spring
White Mountain
N
S
W
E
0 1 2 3 4
Miles
Total Area of Property
Lat/Long: 39.007809 , -118.912323
DMS: 39º 0' 28", -118º 54' 44"
UTM: N:4319382.76, E:334420.35, Zone: 11S
Aurum Exploration, Inc. Capitola Extension
NMC# 1067782

(1) Location: The Capatola mine is located in sections 7 and 12 of township 13 north, and ranges 27 and 28 east. The mine encompasses the NE1/4 of section 12, and the NW1/4 of section 7. Access to the mine is via a dirt and gravel road located off Nevada State Highway 95 south, and is located 18 miles south of Yerington Nevada.

(2) Description of claim: The Capatola mine consists of two unpatented mining claims, and one patented (fee simple) property. Our company is required to pay an annual assessment fee of $280.00 per year, and a small secured property tax on the patented portion of land owned by the Company. The property and claims were acquired from Eureka Mining Co. for $20,000.00 in April of 2012, and the purchase closed after the reverse acquisition of Placer Gold Prospecting, Inc. by American International Ventures, Inc.

(3) History of Previous Operations:  The Capatola and Capatola extension are both occurrence mines without any information of past production, however from a site visit one can tell right away that mining has occurred here due to the amount of earth that has been moved, and adits that are present.

(4) (i) The Capatola and Capatola Extension open cast mines are presently not being mined, and has been set aside for further exploration at a different point of time.  This property is without known reserves and at this time is still exploratory in nature.

     (ii) At this time there is no equipment on the property.

(5) Mesozoic metamorphic rocks older than the major granitic intrusive bodies of the Sierra Nevada bathelith are widely distributed in the area of the three counties. The metamorphic rocks occur in roof pendants and septa surrounded by the younger granitic rock. Fossil evidence indicates that the metamorphic rocks are predominantly Late Triassic and Early Jurassic in age. The metamorphic rocks occur in relatively small areas, generally only a few miles in extent, although the argest, on the west slope of the southern Pine Nut Mountains, may be as large as 20 miles long and 6 miles wide.

These pregranitic rocks are metamorphosed partly as a result of heat from and deformation by granitic intrusion. Rocks of the larger masses of metamorphic rocks are less thoroughly recrystallized and meta morphosed than those of the smaller and thinner masses. Generally the metamorphic rocks are in the low and medium grades of metamorphism. In the larger masses, the rocks, especially siltstones and shale’s, appear to be not very affected.

In the pregranitic sequence, metavolcanic rocks are slightly more abundant than metasedimentary rocks. Commonly, the rocks are intimately interbedded, and the two fold division on the geologic map into metavolcanic and metasedimentary rocks is based on the dominant lithologic type in a given area.

Paragraph (b) (5) does not apply as this property we are currently in the exploration phase and no proven or probable reserves have been established at this time.

#11 Mining Operation Disclosure

Beatty (Barrick) Bullfrog

(1) Location: The Beatty (Barrick) Bullfrog mine is located in section 4 of township 12 south, range 46 east and covers the SE1/4 of section 4. Access to the mine is via a good dirt and gravel road located off Nevada State Highway 374 south approximately 7 miles from the town of Beatty, NV.

(2) Description of claim: The Beatty (Barrick) Bullfrog mine consist of five (5) five unpatented mining claims that our company is required to pay an annual assessment of $700 on per year. The claims were acquired by Placer Gold Prospecting, Inc. from MHW Mining Co. in February/March of 2012.

(3) History of Previous Operations: The Beatty (Barrick) Bullfrog mine was worked from the early 1990's to 1995 when under the control of Barrick mining. The company mined the deposit as an open pit operation, and processed the ore close to the mine.

(4) (i) The Beatty (Barrick) Bullfrog open pit mine is presently not being mined, and has been set aside for further exploration at a different point of time.  Our company retained the services of Aurum Exploration to conduct a short geological summary on the property back in March of 2012, and since then no further work has taken place. This property is without known reserves and at this time is still exploratory in nature.

     (ii) At this time there is no equipment on the property.

(5) The Bullfrog Hills are at the western edge of the southwestern Nevada volcanic field.

Extensionally faulted volcanic rocks, ranging in age from about 13.3 million years to about 7.6 million years, overlie the region's paleozoic sedimentary rocks. The prevailing rocks, which contain the ore deposits, are a series of rhyolitic lava flows that built to a combined thickness of about 8,000 feet (2,400 m) above the more ancient rock. After the flows ceased, tectonic stresses fractured the area into many separate fault blocks. Most of these blocks tilt to the east, and the horizontal of individual flows shows clearly on their western within the blocks, the ore deposits tend to occur in nearly vertical mineralized faults or fault zones in the rhyolite. Most of the lodes in the Bullfrog Hills are not simple veins but rather fissure zones with many stringers of vein material.

Paragraph (b)(5) does not apply as this property we are currently in the exploration phase and no proven or probable reserves have been established at this time.

Subsequent Bullfrog and Turner Ranch Property Acquisitions

(1) Location: Our patented mill (fee simple) site is located in section 6, township 12 south, range 47 east in the SW1/4 of the section, and the Bullfrog extensions are located in two different locations. The first extension property of the Bullfrog mine is located in section 15, township 12 south, range 46 east in the NW1/4.  The second portion of the Bullfrog mine is located in township 12, ranges 46 east, and encompasses the entire section of 12.

(2) Description of claim: The Bullfrog mine extensions and Turner Ranch mill site consists of one parcel 40 acres in size that is patented (fee simple) and seven mining claims.  The annual assessment fee for the seven mining claims is $7,700 per year. Privet property tax on the Turner Ranch is $405.73.

(3) History of Previous Operations: The Bullfrog extensions are a part of the Beatty (Barrick) Bullfrog mine, and were worked alongside the main Beatty (Barrick) Bullfrog mine from the early 1990's to 1995 when under the control of Barrick mining. The company mined the deposit as an open pit operation, and processed the ore close to the mine.

(4) (i) The Bullfrog mine is presently not operational, and has been set aside for further exploration at a different point of time.  This property is without known reserves and at this time is still exploratory in nature.

(ii) There is a Dresser 570 payloader, forklift and Volvo semi truck with a 40’ trailer at or near the property. A 24’ x 60’ mobile office was purchased for the property, but has not been delivered or set up as of the report.

(ii) The Turner Ranch mill property has an office on site, water, and power via the local Beatty utilities district. The site also has a Dresser 570 wheel loader, and commercial fork lift.  The mineral claims which are located close to the Mill (1 mile) have no equipment on site.

(5) The Bullfrog Hills are at the western edge of the southwestern Nevada volcanic field.

Extensionally faulted volcanic rocks, ranging in age from about 13.3 million years to about 7.6 million years, overlie the region's paleozoic sedimentary rocks. The prevailing rocks, which contain the ore deposits, are a series of rhyolitic lava flows that built to a combined thickness of about 8,000 feet (2,400 m) above the more ancient rock. After the flows ceased, tectonic stresses fractured the area into many separate fault blocks. Most of these blocks tilt to the east, and the horizontal of individual flows shows clearly on their western within the blocks, the ore deposits tend to occur in nearly vertical mineralized faults or fault zones in the rhyolite. Most of the lodes in the Bullfrog Hills are not simple veins but rather fissure zones with many stringers of vein material.

Paragraph (b) (5) does not apply as this property we are currently in the exploration phase and no proven or probable reserves have been established at this time.

Subsequent Acquisition of the Golden Eagle Placers by American International Ventures, Inc.

Golden Eagle Placers Mine

(1) Location: The Golden Eagle Placers mine is located in township 35 north, range 34 east, and encompasses the entire section 29. The Company hired AMEC to permit the 4 mile dirt access road from the BLM.

(2) Description of claim: The Golden Eagle mine consists of 704 acres of patented (fee simple). The annual tax on this property is $146. The property was purchased by American International Ventures, Inc. subsequent to the reverse acquisition of Placer Gold Prospecting, Inc. for $601,000.00 in cash, note, and Company shares.

(3) History of Previous Operations: The Golden Eagle mine was previously worked back in the 1930's by a large group of miners. The site has an extensive amount of shafts, adits, and tailings that were left by the early group of miners that were in search of gold.

(4) (i) The Golden Eagle mine is an open cast surface deposit with additional subsurface workings. Our company retained the services of Aurum Exploration, and AMEC during the acquisition of this property to obtain all necessary permits and conduct geological evaluations. AMEC is currently working on obtaining all permits for mining and roadways with the assistance of Aurum Exploration.  Over $250,000 has been spent on the construction of roads leading to the mine, and excavation of two settling ponds. At this time the property is without known reserves and the proposed program is exploratory in nature.

     (ii) The Golden Eagle mine has a 2 bedroom house and office, well, gates, and water truck at the site.

5)  Gold mineralization is thought to have occurred during periods of fracture and breccia controlled chalcedony sulfide mineralization. Oxidation appears to be related to a deep, wide spread acid leaching event, and by descending supergene fluids along the East Fault.

The Vortex Zone, bordering the south end of the Brimstone Zone, is hosted in rocks similar to those at Brimstone, but overprinted with extensive hydrothermal brecciation. Alteration in the Vortex Zone is primarily strong silicification capped with hydrothermal argillic and subordinate acid leach alteration. Mineralization in the Vortex Zone is thought to be related to several pulses of fracturing and hydrothermal brecciation, plus quartz and chalcedonic veining. Vortex is bounded on the east by the East Fault, and is open to the north, west, and south and at depth.

In January 2013, the Company leased certain claims, covering twenty two and half (22.5) acres in Baja, California for a period of three years at a monthly rental cost of $300.

In March 2013, the Company leased other claims in Baja California for four years at monthly cost of $200.

Item 3. Legal Proceedings.

The Company is not presently a party to any material litigation nor, to the knowledge of Management, is any litigation threatened against the Company, which may materially affect the business of the Company or its assets.

Item 4.  Mine Safety Disclosures.

Mining operations and properties in the United States are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.

During the period ended  May 31, 2012, we did not conduct mining operations nor maintain any mining properties in the US.  Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the  period ended May 31, 2012.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock currently trades on the OTC Markets under the symbol “AIVN”. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the pink sheets. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended May 31, 2011:
First Quarter	0.0152	0.0152
Second Quarter	0.015	0.015
Third Quarter	0.07	0.0301
Fourth Quarter	0.065	0.065

Fiscal year ended May 31, 2012:
First Quarter	0.03	0.03
Second Quarter	0.02	0.02
Third Quarter	0.15	0.15
Fourth Quarter	0.27	0.23

Penny Stock Rules

Due to the price of our common stock, as well as the fact that we are not listed on NASDAQ or a national securities exchange, our stock is characterized as a  “penny stock” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to effect a transaction in a penny stock must furnish the customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgement of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may have an effect on the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Interwest Transfer Company, Inc. (“Interwest”) is our transfer agent for our common stock. The principal office of Interwest is located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT  84117 and its telephone number is (801) 272-9294.

Equity Compensation Plan Information

On March 23, 2012, the Company’s Board of Directors approved the 2012 Stock Option Plan (the “Plan”), which is subject to shareholder approval before the end of 2012. No options have been issued as of May 31, 2012.

Recent Sales of Unregistered Equity Securities

During the three months ending May 31, 2012 we issued 3,320,000 shares of common stock as follows:

In April 2012, we issued 1,000,000 shares of our common stock valued at $100,000 to accredited  investor.

In May 2012, we issued 2,320,000 shares of our common stock and one year warrants to acquire 1,160,000 shares of our common stock at $1.00 per share for twelve months to accredited  investors for $290,000.

In May 2012 we issued 2,000,000 shares of our common stock (valued at $500,000) to Tucker White and his wife Victoria White for the Golden Eagle Mine.

In May 2012 we issued 100,000 shares (valued at $20,000)of our common stock to Turner Ranch LLC for the acquisition of Bullfrog 2.

In May 2012, we issued to DAAL LLC 250,000 shares of our common stock (valued at $55,000) and 250,000 warrants (valued at $35,000) to purchase 250,000 common shares at $0.25 for 24 months according to the agreement for the Golden Eagle 1.  This remains in escrow as of date of report due to problems with delivery of clear property title.

Each investor was an accredited investor and agreed to hold such shares for investment purposes.  In addition, the shares issued to the investor contained a restricted legend.  All of the securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or the rules and regulations promulgated there under, including Regulation D and Rule 701.

Issuer Repurchases of Equity Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of the Company’s financial condition and results of operations.

Overview

At this time, our primary focus is on gold and silver properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Currently, we have not produced any gold or silver from our properties. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives doesn’t occur we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.

On February 6, 2012, the Board of Directors of the Company appointed Jack Wagenti as a Director and subsequently Myron Goldstein, Steven Davis, Gordon Scheig, Brian Russell.  Daniel Luciano and James Duff resigned as Directors and Officers of the Company.

On February 10, 2012, Mr Wagenti appointed to the Board of Directors Frederick R. Dunne, Jr. and Arthur deWitt Ackerman.

On March 23, 2012, the Company did a reverse share acquisition with Placer Gold Prospecting, Inc. With the reverse share acquisition, the Company acquired mining claims for approximately 4,050 acres of land, primarily in Nevada, with the intent of reactivating the historical mines that produced gold and silver until shut down in 1942 because of World War II.

On March 23, 2012, the Board appointed Jerry Scott, Chief Operating Officer.  On April 30, 2012, the Board appointed Tucker White, President.  On May 25, 2012 the Board appointed Brandon Nash, Chief Executive Officer of American International Ventures, Inc.

On March 23, 2012, we entered into, and closed on, a Share Exchange Agreement with the shareholders of Placer Gold Prospecting, Inc. (“PGPI”), a Florida corporation pursuant to which we acquired all 163,250,000 outstanding shares of common stock of PGPI in exchange for 163,250,000 shares of our common stock (the “Share Exchange”).

On October 18, 2012, the Company terminated its relationship with Mr. Tucker E. White as President of the Company. Both parties agreed the separation would be to the benefit of both parties.

On January 14, 2013, American International Ventures, Inc. leased from Martha Alvarez Echeverria approximately 10 hectares or twenty two and a half acres (22 ½) that are identified as Section B of Parcel 29 Z-C P-1 of the “18 de Marzo” Ejido and another plot which is occupied by a house with no street number at the Lazaro Cardenas Street at the township of Ojos Negros, both properties located at the Municipal District of Real del Castillo, Baja California.  There is no current or past relationship between the Company and the lessor, Martha Alvarez Echeverria.

The three year lease at $300 per month states the properties are being occupied by AIVN for purposes related to Company business in the mining industry. The lease will be assigned to AIVN de Mexico the Mexican subsidiary corporation recently formed by AIVN that presently occupies both properties.

On January 23, 2013, the Company executed a lease agreement to conduct mining operations and other related activities at Section 20-00-00.00of Plot Number 29Z-0-P-1at Ejido 18 de Marzo, in the City of Ensenda, Baja California, Mexico.  The owner of the Property is Jose Angel Nunez Cota.

The principal provisions of the agreement include:

(1) Term – Three Years;

(2) Rental Payment - $300.00 (US) per month;

(3) Lease Rights – Assignable by the Registrant;

(4) Improvements – Improvements made by the Registrant are for the benefit of the Owner;

(5) Maintenance and Repairs - The Property must be maintained by the Registrant to at least its current condition;

(6) Option to Purchase - During the Term, the Registrant has the first option to negotiate and purchase the Property.

Effective March 13, 2013, the Company executed a lease agreement to conduct mining operations and other related activities on approximately twenty four (24) hectares, at the plot number 28 Northwest of Ejido 18 de Marzo, in the City of Ensenda, Baja California, Mexico.  The owner of the Property is Tito Calas Zarate.

The principal provisions of the agreement include:

(1) Term – Four (4) Years;

(2) Rental Payment - $200.00 (US) per month;

(3) Lease Rights – Assignable by the Registrant;

(4) Improvements – Improvements made by the Registrant are for the benefit of the Owner;

(5) Maintenance and Repairs - The Property must be maintained by the Registrant to at least its current condition;

(6) Option to Purchase - During the Term, the Registrant has the first option to negotiate and purchase the Property.

To date, we have never earned revenues from our operations and have relied on equity and debt financing to fund our operations. .

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures during the fiscal year 2012, most of our investment in mining properties do not appear as an asset on our balance sheet.

We must obtain additional financing to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. As an exploration stage company, the Company has no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if, we do receive funding, to generate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we have experienced losses since Inception (January 25, 2012), and as at May 31, 2012, have a working capital deficit of $49,213, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As of the fiscal year ended May 31, 2012, we had total assets of $2,072,669 consisting of cash of $71,413, net fixed assets of $564,156, and mining claims and advances on escrow of $1,437,000.  Our current liabilities totaled $120,626; our long term debt was $341,397; and stockholders' equity amounted to $1,610,546.

In our audited financial statements for the fiscal year ended May 31, 2012 contained in our Annual Report on Form 10-K, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, to sell some or all of our assets.

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in our exploration stage, we have no revenues and have had only losses since our inception. We have made no commitments for capital expenditures over the next 12 months.

Depending on market conditions and the options available to us, we may attempt to enter into a joint venture with an operating company on the Nevada claims, or we may seek equity or debt financing (including borrowing from commercial lenders) or we may consider a sale of the Company or its assets.

We do not intend to hire any additional employees at this time. All of the work related to our business will be conducted by our current employees and independent contractors. To the extent we receive funding, this is likely to change.

All of the Company’s plans are predicated on the Company’s ability to raise sufficient capital to implement and complete such plan, which we cannot assure will occur in a timely manner, on terms acceptable to the Company, or at all. Because the exploration phase of our business plan is essentially a research and development activity, the results of our exploration activities will have a significant effect on our future business model. This model can change substantially based upon our exploration activities, liquidity position or other factors. Accordingly, estimating expenditures is an imprecise process, made even more so by the unpredictable nature of our business plan. We believe it would, therefore, not be helpful to estimate beyond the next 12 months. Even these estimates are subject to change depending on our ability to raise additional capital and execute our business plan in accordance with our estimates.

For the period ended May 31, 2012, we raised $902,000 through sale of shares of our common stock, and $0 from the exercise of warrants. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from sales of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next twelve (12) months.

Results of Operations.

Revenue

We did not earn any revenues during the period ended May 31, 2012.

We do not anticipate earning revenues until such time, if any, that we are able to begin exploitation of mineralized material from the land related to our mining rights. We can provide no assurance that we will discover mineralized material in sufficient quantities and of sufficient quality that we can obtain funding to monetize the mineralized material through additional funding for exploitation, joint venture, sale or otherwise.

Operating expenses

We incurred operating expenses in the amount of $275,990 during the period ended May 31, 2012.

Interest Expense

Interest expense for the years ended May 31, 2012 was $0.

Provision for Income Taxes

The Company incurred taxable losses in the period ended May 31, 2012 and, consequently, no provision was required for income taxes.

Net Loss

The Company incurred a net loss of $230,874 for the period ended May 31, 2012.

Revenues

The Company had no revenues during the period ended May 31, 2012.

Administrative Expenses

Administrative expenses, which include accounting fees, legal fees, and miscellaneous expenses, were $275,990 during the 2012 period.

Other Income

During the 2012 period, the Company had other income of $45,000 which represents the payment received under the Option Agreement with Patriot.

As of May 31, 2012, the Company had a working capital deficit of $48,913.  The Company has projected that its overhead for the next twelve (12) months will be $480,000, which consists of accounting fees (including tax, audit and review) in the approximate amount of $30,000, legal fees in the approximate amount of $60000, property taxes on patented and unpatented claims  in the approximate amount of $35,000, and miscellaneous expenses of $25,000. The projected legal and accounting fees related to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect a merger, share exchange or business combination transaction. The amount of such legal and accounting fees cannot be predicted at this time. Other than as stated herein, the Company has no other capital commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American International Ventures, Inc.

We have audited the accompanying consolidated balance sheet of American International Ventures, Inc. (an exploration stage company) as of May 31, 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period January 25, 2012 to May 31, 2012. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. (an exploration stage company) as of May 31, 2012, and the results of its operations and cash flows for the period January 25, 2012 to May 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 4 to the consolidated financial statements, at May 31,2012 the Company had no established source of revenue, and had suffered losses of $230,874 since formation.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments to reflect the effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

June 3, 2013

/s/Jeffrey & Company

Jeffrey & Company

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEET May 31, 2012

ASSETS
Current Assets
Cash	$ 71,413
Total current assets	71,413

Fixed Assets
Vehicles	106,496
Mining equipment	461,901
Total assets	568,397
Less, accumulated depreciation	4,241
Net fixed assets	564,156

Other Assets
Mining claims	718,000
Advances on escrow	719,000
Total other assets	1,437,000
TOTAL ASSETS	$ 2,072,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 110,023
Current portion of note payable	10,603
Total current liabilities	120,626

Long Term Portion of Notes Payable	341,397

Total Liabilities	462,023

Stockholders' Equity

Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding 188,465,044 shares	1,885
Capital in excess of par value	1,804,535
Paid-in capital warrants	35,000
Deficit accumulated during exploration stage	(230,874)
Total stockholders’ equity	1,610,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,072,569

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENT OF OPERATIONS For the Period January 25, 2012 (Date of Formation) to May 31, 2012
Revenue	$ -

Administrative Expenses	275,990
Operating loss	(275,990)
Other Income and Expense:
Option payment income	45,000
Other income	116
Total other income	45,116

Net Loss	$ (230,874)

Net Loss Per Share – Basic and Diluted	$ -

Weighted Average Number of Shares Outstanding	109,373,390

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY For the Period January 25, 2012 (Date of Formation) to May 31, 2012
				Paid In
	Common Shares		Paid In	Capital	Accumulated
	Number	Par Value	Capital	Warrants	Deficit	Total
Balance, January 25, 2012	-	$ -	$ -	-	$ -	$ -

Shares issued to founders	38,500,000	38,500	(38,500)	-	-	-

Shares issued for cash	24,350,000	24,350	462,650	-	-	487,000

Shares issued for mining claims acquired from company under common control	100,000,000	100,000	(100,000)	-	-	-

Shares issued for other mining claims	400,000	400	159,600	-	-	160,000

Loss prior to reverse recapitalization	-	-	-	-	(60,360)	(60,360)
Balance, March 23, 2012	163,250,000	163,250	483,750		(60,360)	586,640

Recapitalization as part of reverse recapitalization	19,345,044	(161,424)	195,844	-	-	34,420

Transactions after reverse acquisition:

Shares issued for cash	3,020,000	30	414,970	-	-	415,000

Shares issued for mining claims	600,000	6	154,994	-	-	155,000

Shares issued to secure escrow agreements	2,250,000	23	554,977	-	-	555,000

Warrants issued to secure escrow agreements	-	-	-	35,000	-	35,000

Loss since reverse recapitalization	-	-	-	-	(170,514)	(170,514)
Balance, May 31, 2012	188,465,044	$ 1,885	$1,804,535	$ 35,000	$(230,874)	$ 1,610,546

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENT OF CASH FLOWS For the Period January 25, 2012 (Date of Formation) to May 31, 2012

Cash Flows From Operating Activities:
Net loss	$ (230,874)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Depreciation	4,241
Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	28,323

Net cash consumed by operating activities	(198,310)

Cash Flows From Investing Activities:
Purchases of fixed assets	(508,397)
Acquisitions of mining claims	(133,000)
Advances for escrow	(29,000)
Cash received as part of reverse recapitalization	38,120

Net cash consumed in investing activities	(632,277)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	902,000

Net Cash provided by financing activities	902,000

Net change in cash	71,413

Cash balance, beginning of period	-

Cash balance, end of period	$ 71,413

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

Note 1. ORGANIZATION AND BUSINESS

Organization

On March 23, 2012 the Company entered into a Share Exchange Agreement with the shareholders of Placer Gold Prospecting, Inc. (Placer) under which 163,250,000 shares of Company common stock was exchanged for an equal number of shares of Placer common stock.  This share exchange agreement has been treated as a reverse recapitalization, under which the legal acquiree (Placer) is treated as the accounting acquiror and the equity accounts of the Company are adjusted to reflect a reorganization.  Inasmuch as Placer is treated as the accounting acquiror, whenever historical financial information is presented, it will be Placer information.  Placer was organized January 25, 2012.

The Company is in the business of mining for precious metals.  It is currently an exploration stage company as set forth in Securities and Exchange Commission (SEC) Industry Guide #7 and, accordingly, expenses all exploration costs until proven and probable reserves are established.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses, and notes payable, approximate their fair values at May 31, 2012.

c. Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during that period. During periods in which a net loss has occurred, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be antidilutive.

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

e. Marketable Securities

Marketable securities, when owned, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are recognized as increases or decreases in accumulated other comprehensive income.

f. Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed by using the straight line method, with useful lives of seven years for mining equipment and five years for vehicles.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

h. Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense during the period January 25, 2012 to May 31, 2012.

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

l.  Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses.  From formation (January 25, 2012) to May 31, 2012, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining claims, mapping, and assaying.  No revenue has been realized through May 31, 2012, except for the receipt of a $45,000 option payment - see Note 6.  The Company has incurred losses during the period January 25 to May 31, 2012 of $230,874.

m. Investments in Mining Claims

Mining claims held for development are recorded at the cost of the claims, plus related acquisition costs.  These costs will be amortized when extraction begins.

n.  Mine Development Costs

Mine development costs include engineering and metallurgical studies, and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.  Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs.  At the point proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted.

As of May 31, 2012, none of the mine concessions met the requirements for proven reserves; development costs are therefore expensed.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

o.  Impairment

The Company performs a review for potential impairment of long-lived assets whenever an event or changes in circumstances indicates that the carrying value of an asset may not be recoverable.

p.  New Accounting Pronouncements

The Company does not believe the adoption of recently issued pronouncements will have a significant effect on Company results of operations, financial position, or cash flows.

Note 3. RELATED PARTY TRANSACTIONS

During the period January 25, 2012 (date of formation of Placer) to May 31, 2012 the Company issued 100,000,000 shares to its primary shareholder as consideration for mining claims contributed to the Company.  The Company also purchased the Golden Eagle $2 site (702.3 acres) for consideration of $601,000 from the Company president.  The Company also issued 27,100,000 shares to officers and directors who formed Placer.  One the Company's directors paid cash ($120,000) for 6,000,000 shares of Company stock.

Note 4.  GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced a loss since its formation of $230,874, and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months.  This lack of liquidity raises substantial doubt about the ability of the Company to continue as a going concern.

Note 5. MINING CLAIMS

The main activity of the Company will be the exploitation of mineral resources from its mining claims.  During the current year, the Company acquired mining claims, listed below, and is currently exploring these claims and expects to begin exploiting them during the next year.

Mine	Type	Acres	Acquisition Date
Capatola	Patented	15.5	3/8/12
Capatola	Unpatented	40	3/8/12
Stud #1 #2	Unpatented	41.3	3/14/12
TNT #1 & #2	Unpatented	41.3	3/14/12
El Tule Canyon	Unpatented	3,070	3/14/12
Bull Frog (Gold Valley)	Unpatented	100	3/2/12
Gypsy	Unpatented	160	3/2/12
Hot Springs	Unpatented	320	3/2/12
Reward Monster	Unpatented	80	3/2/12
Virgilia	Patented	60	3/2/12
Indian Mines	Patented	122	3/14/12
Placeritas	Unpatented	480	4/30/12
Turner Ranch (Bull Frog #2)	Patented	39.3	4/30/12
American Metallic	Unpatented	20.7	5/9/12
Bullfrog #3	Unpatented	35	5/15/12

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

Note 6. PROPERTY OPTION AGREEMENT

On April 1, 2009, the Company entered into a Property Option Agreement with Patriot Gold Corporation (“Patriot”) whereby Patriot may acquire an undivided right in the Company’s patented Bruner claim, subject to an existing 2% net smelter return in favor of the prior property owners and a 1.5% net smelter return reserved by the Company.  The option requires annual payments to the Company ranging from $45,000 to $60,000, due on or before April 1 of each year, with a final payment of $1,185,000 due on or before April 1, 2016, for a total payment amount of $1,500,000.  A payment of $45,000 was received during the current year.  Patriot also has the right to prepay all of the scheduled option payments, at which time it would acquire a 100% interest in the property. It also has the right until thirty days after beginning mine construction to purchase from the Company a 1.5% smelting right for $500,000. During the option period, Patriot has the right of access to enter upon and take possession of and prospect, explore and develop the property in such manner as Patriot in its sole discretion may deem advisable, subject to certain conditions. The option is terminable at any time by Patriot.

The Bruner claim was the basis for a joint venture for development of the property.  When the joint venture was terminated American International Ventures, Inc. decided not to further develop the claim and the value was deemed impaired.

Note 7.  NOTES PAYABLE

As part of the consideration for the acquisition of certain mining claims, the Company issued promissory notes, as follows:

Claim	Total $	Current Portion	Long - Term	Term of Note
Turner Ranch	$252,000	-	$252,000	Principal due at end of three years, interest bearing at 5%

Golden Eagle #2	$100,000	10,603	89,397	Three year note with initial payments of $883.56 to start after close of escrow. This note is non-interest bearing.
	$352,000	$10,603	$341,397

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

Note 8.  STOCK AND PAID IN CAPITAL

The following schedule summarizes shares and related accounts:

	Shares		Amount

Shares sold for cash	27,370,000		902,000

Shares to founders of Company	38,500,000		- (1)

Shares issued to Company under common control for various mining claims	100,000,000		- (2)

Shares issued for mining claims	1,000,000		315,000

Recapitalization	19,345,044	(3)	34,420 (4)

Shares issued to secure escrow agreements	2,250,000		555,000
Totals	188,465,044		1,806,420

1. These shares granted to founders were  assigned no value since they were authorized prior to acquisition of assets.

2. These shares were assigned the value originally assigned by donating company under common control, as per the guidance in SEC to Topic 5-G.

3. These were shares of American International Ventures, Inc. prior to the reverse merger.

4. This is the net adjustment from recapitalization due to reverse merger. .

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

Note 9. STOCK OPTIONS

In January 2005, the Board of Directors approved a stock option plan under which options to purchase 2,000,000 shares of common stock could be issued to key employees and key consultants as determined by the Board of Directors.  Options issued prior to March 23, 2012 continue to be obligations of the Company.  During 2005, 1,800,000 options were issued to five directors and a consultant of the Company, all of which were immediately vested. Each option allows the recipient to purchase shares at an exercise price of $.10 per share. An additional 300,000 options were granted to the then Company President during the year ended May 31, 2006 at an exercise price of $.17 per share, all of which have vested. The value of all of these options was expensed in prior years. On January 10, 2007, one of the option recipients resigned and, under the terms of the plan, his 300,000 options were terminated July 10, 2007.  During the year ended May 31, 2009, two of the directors resigned and 600,000 options were cancelled on May 29, 2011, in accordance with the terms of the grants.

During the year ended May 31, 2010, the Company modified the exercise price and extended the exercise period for the 1,500,000 options that remained outstanding at that time.  In addition, 200,000 options were issued to new directors on September 29, 2009.  These additional options have fully vested.  The value of the modification and of the additional options has been expensed.

The fair value of options granted was estimated on the date of grant using a Black-Scholes valuation model.

There was no stock option activity for the period January 25, 2012 to May 31, 2012.

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Options outstanding at January 25, 2012	1,400,000	$.05
Options granted during period ended May 31, 2012	-	-
Options exercised or cancelled during period ended May 31, 2012	-	-
Options outstanding and exercisable at end of year	1,400,000	$.05
Weighted average remaining life of outstanding options – years	1.36

During the year, the Company added a 2012 stock option, as approved by the Board of Directors but subject to approval by the Company's shareholders.  This approval was obtained.  No options have yet to be issued under this plan.

Note 10. WARRANTS TO PURCHASE COMMON STOCK

The following is a breakdown by exercise price of warrants outstanding at May 31, 2012.

Number of Warrants	Exercise Price	Weighted Life (in Years)
240,000	$0.01	3.50
200,000	$0.01	2.59
900,000	$0.05	2.33
1,160,000	$1.00	0.87
250,000	$ .25	2.00

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

Note 11. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from the home of one of its officers.  There is no rental agreement for the use of the office.  If rent were charged, the amount would be insignificant.

Note 12. INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; May 31, 2012, had a NOL carryforward of $1,561,734.  The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance. If not used, the Federal carryforwards will expire as detailed below.

Year Ended May 31,	Amount
2017	$102,907
2018	154,637
2019	72,578
2020	28,123
2021	124,157
2022	137,570
2023	80,079
2024	161,194
2025	217,636
2026	156,448
2027	55,133
2028	32,333
2030	8,065
2032	230,874

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. There is no significant difference between book losses and tax losses. The valuation reserve increased by $34,631 during the year ended May 31, 2012.

Total
Deferred Tax Assets	$ 234,260
Realization Allowance	(234,260)
Balance Recognized	$ -

The effective tax rate is as follows:

Statutory Federal Rate	15%
Effect of Valuation Allowance	(15%)
Effective Rate	0%

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

Note 13. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

The Company did not make any cash payments for interest or income taxes during the period January 25 to May 31, 2012.

The following non-cash financing and investing activities took place during the period January 25, 2012 (date of formation) to May 31, 2012:

The Company financed the acquisition of a mining claim through the issuance of a three year 5% note for $252,000.

The Company partially financed acquisitions of mining claims through the issuance of 1,000,000 shares of stock, valued at $315,000.

In addition, certain mining claim acquisitions were in escrow at May 31, 2012 awaiting a closing.  The Company made escrow deposits to partially secure these acquisitions of 2,250,000 shares of Company stock, valued at $555,000.

A $60,000 portion of the fixed asset purchases was financed by the Company assuming accounts payable.

Note 14. ADMINISTRATIVE EXPENSES

Included within Administrative Expenses are the following:

Geology fees	$ 82,820
Office expenses	17,258
Marketing and customer relations	11,940
Professional fees	25,223
Travel expenses	24,321
Executive compensation	20,000
Repairs and maintenance	20,789
Depreciation	4,241
Parts and supplies	21,931
Labor costs	11,182

Note 15.  COMMITMENTS

The Company has committed to issue an additional 2,000,000 shares of Company stock if the Golden Eagle #2 mining claim, in escrow at May 31, 2012 and closed on June 3, 2012, goes into production.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2012

Note 16.  SUBSEQUENT EVENTS

During April 2012, the Company contracted to acquire two mining claims which had not closed as of May 31, 2012..  To secure these transactions, the Company escrowed the following amounts:

1.  $29,000

2.  2,250,000 shares of Company common stock with a value of $555,000

3.  250,000 warrants exercisable for two years at $.25 to purchase 250,000 shares of Company common stock, worth $35,000

4.  A $100,000 three year note payable.

 One of the transactions closed on June 3, 2012, involving the purchase of a 704.3 acre parcel for $1,000 in cash, a $100,000 note payable and 2,000,000 shares of Company common stock worth $500,000.  The remaining $55,000 of stock, the $35,000 of warrants and $28,000 in cash will be released from escrow pending delivery of a clear chain of title by the sellers.

Subsequent to the closing of escrow, the Company began payment on the note issued as partial consideration for the purchase of the Golden Eagle #2 claim.

In addition, the Company acquired the Northstar claim in Elko, Nevada, for 50,000 shares of Company stock on August 2, 2012.

In January, 2013 and March 2013, the Company signed leases in Baja, California for various mining claims.  One lease, for three years is at monthly cost of $300.  The other lease, for four years, is at monthly cost of $200.

2013	5,100
2014	6,000
2015	6,000
2016	2,700
2017	600

In April, 2013, the Company received the scheduled $50,000 payment on Property Option Agreement with Patriot Gold.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were not effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our management has concluded that internal control over financial reporting was not effective as of May 31, 2012.

There were no changes in our internal controls over financial reporting during the fiscal period ended May 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal period ended May 31, 2012 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth the names and ages of each of the persons designated to become members of the Board of Directors and Executive Officers effective upon closing of the Share Exchange

Name	Age	Positions and Offices to be Held
Jack Wagenti	75	Director, President, Chief Financial Officer; Secretary; Treasurer;
Tucker White(1)	37	President
Jerry Scott	74	Chief Operating Officer
Frederick Dunne, Jr	67	Director
Arthur deWitt Ackerman	61	Director
Brandon Nash(2)	30	CEO

(1) Effective October 18, 2012, Mr. White is no longer an officer of the Company as reported in our Form 8-K filed with the SEC on October 22, 2012.

(2) Effective May 25, 2012, Mr. Nash was appointed as CEO of the Company as reported in our Form 8-K filed with the SEC on June 4, 2012.

The directors named above will serve until the first annual meeting of our stockholders following completion of the Share Exchange or until their respective successors have been appointed and duly qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Mr. Brandon Nash (30) has recently been appointed Chief Executive Officer of American International Ventures, Inc., specializing in gold and silver mining. Mr. Nash, from Sacramento, California, was born in 1983. He received a bachelor of science in mine geology from Canturbury University in New Zealand. Mr. Nash was appointed to CEO, from his position of Chief Geologist for Placer Gold Prospecting, Inc., where Mr. Nash was the exploration and assay program coordinator, he collaborated closely with federal, state and local agencies, applied for compliance permitting and prepared environmental impact studies. His unique expertise in the field, vision and leadership convinced the Board to move Mr. Nash, at age 29, to the CEO position. Prior to employment with American International Ventures, Inc., Mr. Nash directed Aurum Mining Exploration, a company he founded in 2007 specializing in gold exploration and mining compliance.

Jack Wagenti (75) was previously elected Chairman of the Board and Chief Executive Officer of US Precious Metals, Inc. in December 2007 and subsequently resigned in October 2008. Mr. Wagenti had been Chief Financial Officer / Secretary / Treasurer from May of 2002 until the December 2007 appointment. Mr. Wagenti was appointed again in August 2010 as Chairman of the Board, Secretary Treasurer and Chief Financial Officer of US Precious Metals, Inc. Mr. Wagenti resigned all positions in US Precious Metals, Inc. November 30, 2011. Mr. Wagenti has been Director of International Power Group since October of 2004 and resigned September 2008. From 1996 to May 2009, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board and Pink Sheet market. Mr. Wagenti resigned as a Director in May of 2009 as a Director of American International Ventures, Inc. Mr. Wagenti was reappointed to the board of American International Ventures, Inc. February 6, 2012 and all then present Officers and Directors resigned. Mr. Wagenti serves full time as interim Chief Financial Officer, Secretary Treasurer and Chairman of the Board for American International Ventures, Inc. with no salary.

Retired Major Jerry D. Scott (75) attended three (3) years of college at the University of Omaha & Mankato State Teachers college. Mr. Scott than entered the Air Force in 1958 and attained officer status by completing the cadet program. Mr. Scott flew on a Strategic Air Command crew as a Radar Navigator for 5 years in B-47's and 8 years in B-52's, which instilled in Jerry the need to be surrounded by and committed to professional and responsible individuals, all dedicated to accomplishing a common goal. Major Scott reluctantly retired as a regular Major after a tour in Vietnam with a medical disability and henceforth, entered the construction industry in 1973 and that has continued right up until today. Mr. Scott is planning, permitting and developing the set-up and infrastructure, such as mining camps, heavy equipment service and dispatch, pilot plant operations and all the necessary mining facilities in order to operate Placer Gold Prospecting projects for extraction of gold and silver ore at its Nevada mining sites. Mr. Scott is the President of Gold Construction, Inc., the Nevada Construction company set by Mr. Scott and his son to develop the Placer Gold Prospecting home base mining facilities in Beatty, Nevada. Mr. Scott also is Chief Operating Officer of American International Venture, Inc.

Frederick R. Dunne, Jr. (67) is managing member of Dunne & Associates, LLC, a law firm in Kearny, New Jersey. Mr. Dunne received his BA from Niagara University 1966 and his JD from Seton Hall University1970. Mr. Dunne was admitted as an Attorney at Law in the State of New Jersey on November 28, 1972; to the United States District Court for the District of New Jersey on November 28,1972; to the State of New York on May 15, 1984; to the United States District Court for the District of Colorado on May 19, 1997; to the United States Court of Appeals for the Third Circuit on October 28, 1998; to the United States District Court for the Eastern District of New York on March 14, 2000 and the United States District Court for the Southern District of New York on March14, 2000. Mr. Dunne has served many elected or appointed positions in Kearny, North Arlington, and Hudson County. Mr. Dunne was President West Hudson Bar Association, Chairman St. Benedict's Alumni Fund and St. Benedict's Prep Reunion Committee and Fund Raising.

Arthur deWitt Ackerman (61) has been involved with entrepreneurial endeavors and sales for most of his career. From 1967-1980 Mr. Ackerman had a successful career with Home Life of New York where he was a member of the Hall of Fame and a Charter member of the Top of the Round Table. In 1982 Mr. Ackerman co- founded a Wall Street based gold exploration and money management group. Since 1980 Mr. Ackerman has been an investment banker for resource and technology companies, raising over $50,000,000 for early stage companies. Mr. Ackerman is also an angel investor in resource, technology and renewable energy companies, and in a LEEDS community in the Mohave Desert which will incorporate hydroponic farming, water production, solar power generation, and residential and resort facilities. Mr. Ackerman is a Director of Beech Tree Labs, Inc. and The Mohave National Preserve Conservancy. Mr. Ackerman is also a member of the Board of Advisors of TrakLok Corp.

There are no written or oral agreements with any of the above named management to receive compensation.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Item 11.  Executive Compensation.

The following table provides certain information for the fiscal period ended May 31, 2012 concerning compensation earned for services rendered in all capacities by our named executive officers during the fiscal period ended May 31, 2012.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack Wagenti, President	2012	0	0		0	0	0	0	0

Tucker White(1) Former president	2012		0	0	0	0	0	40,000	40,000

Jerry Scott, COO	2012	0	0	0	0	0	0	0	0

Brandon Nash(2), CEO	2012	25,000	0	0	0	0	0	16,000	16,000

(1) Effective October 18, 2012 Mr. White is no longer an officer of the Company as reported in our Form 8-K filed with the SEC on October 22, 2012.

(2) Effective May 25, 2012 Mr. Nash was appoint as CEO of the Company as reported in our Form 8-K filed with the SEC on June 4, 2012.

Employment Agreements

None.

Discussion of Director Compensation

The Company did not pay any director compensation during the fiscal period ended May 31, 2012. The Company may begin to compensate its directors at some time in the future.

OUTSTANDING EQUITY AWARDS AT MAY 31, 2012

	SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE OF OPTIONS	REMAINING AVAILABLE OPTIONS FOR FUTURE ISSUANCE

Equity compensation plan approved by
security holders	1,400,000	$.05	600,000

Equity compensation plan not approved by
security holders	0	-	5,000,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of May 31, 2012, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group as of such date. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 188,265,044 shares of common stock of the Company which are issued and outstanding as of May 31, 2012. Except as otherwise noted, the address for each party is 6004 Tealside Court, Lithia, Florida 33547, the address of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner(1)	of Class
Common	Jack Wagenti (2)	27,862,392	14.8%

Common	Tucker White (3)	2,400,000	1.3%

Common	Jerry Scott (4)	1,1000,000	0.6%

Common	Frederick R. Dunne, Jr. (5)	1,000,000	0.05%
Common	Arthur deWitt Ackerman (6)	6,000,000	3.19%

Common	Golds Gold Group LLC (7)	100,000,000	53.12%

Common (8)	Officers and Directors as a group (5 persons)	38,362,392	20.38%

---------------------------

(1) “Beneficial ownership" means having or sharing, directly or indirectly (i) voting power, which includes the power to vote or to direct the voting, or (ii) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Mr. Wagenti is Chairman, and Chief Financial Officer of the Company. The amount includes 2,862,392 held by Mr. Wagenti’s spouse.

(3) Mr. White was President of the Company on May 31, 2012 and the amount includes 1,000,000 shares held by Mr. White’s spouse. Mr. White is no longer with the Company as of October 18, 2012.

(4) Mr. Scott  is Chief Operating Officer of the Company.

(5) Mr. Dunne is a Director of the Company.

(6) Mr. Ackerman is a Director of the Company.

(8) The address for Golds Gold Group LLC 1 Mapp Street, 3rd Floor, Belize City, Belize

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the period from January 25, 2012 (date of formation) to March 23, 2012, PGPI issued 38,500,000 shares to founders, of which 27,100,000 were to officers and directors. These shares were assigned no value since they were issued on the date of formation of Company, prior to the Company acquiring assets.

Another 100,000,000 shares were issued to Golds Group, which made Golds Group the controlling shareholder. Consideration for the issuance of these shares was five separate mining claims. These claims were assigned no value on the books of the Company, which was the value on the books of the contributing company, as this transaction was between companies under common control.

We conduct our operations in Lithia, Florida, from an office in the home of one of our officers. The office is occupied at no charge to the Company. There is no rental agreement for the use of this office. If rent were charged for this space, the amount would not be material.

Jack Wagenti, our CEO, executed the Exchange Agreement on our behalf. Mr. Wagenti was a founder, CEO and director of PGPI and he also owned 25 million shares of common stock of PGPI (approx. 16%) at the time of the closing of the Share Exchange (the “Closing”). Frederick Dunne, Jr., one of our directors as of Closing, owned 1,000,000 shares of common stock of PGPI (less than 1%) as of the Closing. Arthur Ackerman, one of our directors as of Closing, owned 6,000,000 shares of common stock of PGPI (approx 3.6%) as of the Closing.

Code of Ethics

The Company has adopted a code of ethics. The code of ethics is attached as Exhibit 14 to the Company’s Form 10-K for the period ended May 31, 2009. The Code applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the period ended May 31, 2012:

Fee Category	Period Ended 5/31/12
Audit Fees	$4,000
Audit Related Fees
Tax Fees
All Other Fees
Total Fees	$4,000

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”

Tax Fees

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

All Other Fees

All other fees consist of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

Exhibits required by Regulation S-K, Item 601.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, incorporated by reference to Form 10SB12G filed November 8, 1999
3.2	By-laws, incorporated by reference to Form 10SB12G filed November 8, 1999
4.1	Stock Certificate Specimen, , incorporated by reference to Form 10SB12G filed November 8, 1999
4.2	Stock option plan, filed with Form 8-K/A on June 3, 2013
10.1	Share Exchange Agreement *
10.2	Property Option Agreement with Patriot Gold Corp.,*
10.3	Daal LLC Agreement Golden Eagle *
10.4	Tucker White Agreement Golden Eagle *
10.5	Turner Ranch Agreement*
14	Code of Ethics, incorporated by reference to Form 10-K filed November 11, 2009
23.1	Consent of C.P.A
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an exhibit to Form 8-K/A filed on November 9, 2012

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	AMERICAN INTERNATIONAL VENTURES, INC.

By:  /s/ Brandon Nash

       ___________________________________

       Brandon Nash

       Chief Executive Officer

       (Principal Executive Officer)

Date:  June 7, 2013

By:  /s/ Jack Wagenti

       ___________________________________

       Jack Wagenti

       Chairman, President, Chief Financial Officer

       (Principal Financial Officer)

Date:  June 7, 2013

Exhibit Table

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, incorporated by reference to Form 10SB12G filed November 8, 1999
3.2	By-laws, incorporated by reference to Form 10SB12G filed November 8, 1999
4.1	Stock Certificate Specimen, , incorporated by reference to Form 10SB12G filed November 8, 1999
4.2	Stock option plan, filed with Form 8-K/A on June 3, 2013
10.1	Share Exchange Agreement *
10.2	Property Option Agreement with Patriot Gold Corp.*
10.3	Daal LLC Agreement Golden Eagle *
10.4	Tucker White Agreement Golden Eagle *
10.5	Turner Ranch Agreement*
14	Code of Ethics, incorporated by reference to Form 10-K filed November 11, 2009
23.1	Consent of C.P.A
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certificate of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an exhibit to Form 8-K/A filed on November 9, 2012

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.