Form 10-Q
period 2012-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2013-06-14
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30368

American International Ventures, Inc.

(Name of Small Business Issuer in its charter)

Delaware	22-3489463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6004 Tealside Court Lithia, Florida	33547
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 15, 2012, is 196,970,044 shares of Common Stock, $.00001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

10

Item 4. Controls and Procedures.

10

PART II – OTHER INFORMATION

11

Item 1. Legal Proceedings.

11

Item 1A. Risk Factors.

11

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

11

Item 3. Defaults Upon Senior Securities.

11

Item 4. Mine Safety Disclosures.

11

Item 5. Other Information.

11

Item 6. Exhibits

11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	August 31, 2012	May 31, 2012

ASSETS
Current Assets
Cash	$ 32,543	$ 71,413
Total current assets	32,543	71,413

Fixed Assets
Fixed assets - cost	573,769	568,397
Depreciation	(26,062)	(4,241)
Net fixed assets	547,707	564,156

Other Assets
Advances on escrow	118,000	819,000
Mining claims	1,341,500	718,000

Total other assets	1,459,500	1,437,000
TOTAL ASSETS	$ 2,039,750	$ 2,072,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 24,915	$ 110,023
Current portion of note payable	10,603	10,603
Current portion of equipment lease	13,195	-
Total current liabilities	48,713	120,626
Long Term Portion of Notes Payable	339,634	341,397
Long term portion of equipment lease	43,506	-
Long - term liabilities	383,140	341,397
Total Liabilities	431,853	462,023

Stockholders' Equity

Common stock - (400,000,000 shares authorized; 194,760,044 and 188,465,044 issued and outstanding, respectively	1,948	1,885
Additional paid in capital	4,673,272	1,839,535
Loss accumulated during exploration stage	(3,067,323)	(230,874)

Total stockholders’ equity	1,607,897	1,610,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,039,750	$ 2,072,569

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	Three months ended August 31, 2012	Cumulative from January 25, 2012 (date of formation) to August 31, 2012

Sales	$ -	$ -

Expenses	2,833,257	3,109,247
Operating loss	(2,833,257)	(3,109,247)
Other Income and Expense:
Option payment income	-	45,000
Other income	54	170
Interest expense	(3,246)	(3,246)
Total other income	(3,192)	41,924

Net Loss	$ (2,836,449)	$ (3,067,323)

Net Loss Per Share – Basic and Diluted	$ -

Weighted Average Number of Shares Outstanding	191,694,827

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Three months ended August 31, 2012	Cumulative since formation (from January 25, 2012 to August 31, 2012)
Cash Flows From Operating Activities:
Net loss	$ (2,836,449)	$ (3,067,323)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Depreciation	21,821	26,062
Equity items issued for services:
Stock issued for property option	2,522,050	2,522,050
Changes in assets (liabilities)
Decrease in accounts payable and accrued expenses	(24,358)	3,965
Net cash consumed by operating activities:	(316,936)	(515,246)

Cash Flows From Investing Activities:
Purchases of fixed assets	(5,372)	(513,769)
Acquisitions of mining claims	-	(133,000)
Advances for escrow	-	(29,000)
Release from escrow	1,000	1,000
Cash received as part of reverse recapitalization	-	38,120

Net cash consumed in investing activities	(4,372)	(636,649)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	287,500	1,189,500
Payments on notes payable	(1,763)	(1,763)
Payments on financing lease	(3,299)	(3,299)

Net Cash provided by financing activities:	282,438	1,184,438

Net change in cash	(38,870)	32,543

Cash balance, beginning of period	71,413	-

Cash balance, end of period	$ 32,543	$ 32,543

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

1.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of August 31, 2012 and for the three month periods ended August 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended August 31, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2013..

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2012.

2.  BACKGROUND

On March 23, 2012, the Company entered into a share exchange agreement with Placer Gold Prospecting, Inc. (“PGPI”), a Company that was formed on January 25, 2012. This share exchange agreement has been treated as a reverse recapitalization, under which the legal acquiree (Placer) is treated as the accounting acquirer and the equity accounts of the Company are adjusted to reflect a reorganization.  Inasmuch as Placer is treated as the accounting acquireor, whenever historical financial information is presented, it will be Placer information.

3.  GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced a loss during the exploration state of $3,067,323, has a working capital deficiency at August 31, 2012 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.    STOCK AND WARRANTS

The following is a summary of stock and warrants during the quarter:

	SHARES	AMOUNT	WARRANTS	TOTAL
Balances 5/31/12	188,465,044	1,806,420	35,000	1,841,420
Shares sold for cash	2,300,000	287,500		287,500
Shares issued for mine	50,000	21,500		21,500
Shares for mine option	120,000	48,000		48,000
Shares for directors	300,000	120,000		120,000
Other shares for services	3,525,000	1,352,250		1,352,250
Warrants issued for services	-	-	1,004,550(A)	1,004,550
Totals	194,760,044	3,635,670	1,039,550	4,675,220

(A)  During the three month period ended August 31, 2012, the Company issued 2,715,000 five year warrants exercisable at $ .40 to an investment banker.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

5.  SUPPLEMENTARY CASH FLOW INFORMATION

There was $ 3,150.00 in cash paid for interest in the three month period ended August 31, 2012; there was no cash paid for income taxes during the same three month period.

The following non-cash investing activities took place during the quarter.

The company refinanced an accounts payable for $ 60,000 payable with a five year equipment lease.

The Company closed escrow on a mining claim, resulting in the transfer of $ 601,000 from escrow advances to mining claims.

The Company issued 50,000 shares of stock valued at $ 21,500 for a mine acquisition.

6.   RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2012, the Company issued 300,000 shares (valued at $ 120,000) to its directors. The Company also paid $ 30,000 in compensation to its Chief Executive Officer.

Also in the three month period ended August 31, 2012, the Company closed from escrow on an acquisition of a 704 acre mining claim previously owned by the Company president and his wife.

7.  EXPENSES

Included within expenses are the following:

Value of warrants issued for services	1,004,550
Director awards	120,000
Consulting expense	1,361,726
Geology expenses	55,250
Mine option expense	48,000
Executive compensation	30,000
Assessments for unpatented claims	30,105
Depreciation expense	21,821

Forward Looking Statements and Cautionary Statements .

Certain of the statements contained in this Quarterly Report on Form 10-Q includes "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2012. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2012, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three month ended August 31, 2012, the Company had no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

Administrative expenses for the three months ended August 31, 2012 and cumulative from January 25, 2012 to August 31, 2012 were $2,833,257 and $3,109,247, respectively. Administrative expenses consist primarily of consulting fees director awards and other services compensated with equity items.

On March 23, 2012, American International ventures, Inc. entered into a share exchange agreement with Placer Gold Prospecting, Inc. (“PGPI.”) PGPI has a collection of prime mineral properties, primarily in Nevada.. For further information regarding this transaction and PGPI, see the Company’s Form 8-K, filed on May 31, 2012, as amended.

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

We are in the exploration stage and have not yet generated revenue from mining operations.  None of our properties or claims has any proven or probable reserves and all of our activities undertaken and currently proposed are exploratory in nature.

As of August 31, 2012, the Company had working capital deficit of $16,170, compared with a working capital deficit of $38,610 as of May 31, 2012.

The Company has projected that its administrative overhead for the next 12 months will be approximately $165,000 which consists of accounting fees (including tax, audit and review) in the approximate amount of $25,000, legal fees in the approximate amount of $40,000, and miscellaneous expenses of $100,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect acquisition and share exchange or a business combination transaction. The Company has no other capital commitments. To continue its business plan, the Company will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

Please refer to the Company’s Form 10-K for the period ending May 31, 2012 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity or capital expenditures

Significant Accounting Policies

a.       Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.      Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at August 31, 2012.

c.   Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of shares outstanding. During periods when a net loss has occurred, as was the case in the three month period ended August 31, 2012, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the r three month period ended August 31, 2012.

i.    Segment Reporting

The Company is organized in one reporting and accountable segment.

Recent Events

On June 15, 2012, the Company entered into an Advisory Agreement with Sunrise Securities Corp. pursuant to which Sunrise will provide to the Company financial and acquisition advisory services.  Please refer to the Company’s Form 8K filed on June 28, 2012.

On July 18, 2012, the Company closed Escrow at Title Service and Escrow Company on the Purchase Agreement with Tucker E. White and Victoria White for the purchase of the 704 acre parcel known as the Patented Golden Eagle Placers Extension in Nevada. Please refer to the Company’s Form 8K filed on July 18, 2012.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended August 31, 2012, we received $287,500 from the sale of 2,300,000 units. Each unit consists of one share of our common stock, and one half of a warrant. The conversion price of the warrant is $1.00 during an exercise period of twelve months. The transactions were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the investors were accredited investors, they each has acquired the shares for investment purposes and not with a view for re-distribution, she had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits Furnished.

Exhibit #31 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #32 – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits contain information from our Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL):

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

AMERICAN INTERNATIONAL VENTURES, INC.

(Registrant)

By:  /s/ Brandon Nash

       ___________________________________

       Brandon Nash

       Chief Executive Officer

       (Principal Executive Officer)

Date:  June 14, 2013

By:  /s/ Jack Wagenti

       ___________________________________

       Jack Wagenti

       Chairman, President, Chief Financial Officer

       (Principal Financial Officer)

Date:  June 14, 2013

12