Form 10-Q/A
period 2012-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2013-06-28
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

12

Item 4. Controls and Procedures.

12

PART II – OTHER INFORMATION

13

Item 1. Legal Proceedings.

13

Item 1A. Risk Factors.

13

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

13

Item 3. Defaults Upon Senior Securities.

13

Item 4. Mine Safety Disclosures.

13

Item 5. Other Information.

13

Item 6. Exhibits

13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	August 31, 2012	May 31, 2012 (Restated)

ASSETS
Current Assets
Cash	$ 32,543	$ 71,413
Total current assets	32,543	71,413

Fixed Assets
Fixed assets - cost	573,769	568,397
Depreciation	(26,062)	(4,241)
Net fixed assets	547,707	564,156

Other Assets
Advances on escrow	118,000	719,000
Mining claims	1,341,500	718,000

Total other assets	1,459,500	1,437,000
TOTAL ASSETS	$ 2,039,750	$ 2,072,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 24,915	$ 110,023
Current portion of note payable	10,603	10,603
Current portion of equipment lease	13,195	-
Total current liabilities	48,713	120,626
Long Term Portion of Notes Payable	339,634	341,397
Long term portion of equipment lease	43,506	-
Long - term liabilities	383,140	341,397
Total Liabilities	431,853	462,023

Stockholders' Equity

Common stock - (400,000,000 shares authorized; 194,760,044 and 188,465,044 issued and outstanding, respectively	1,948	1,885
Additional paid in capital	4,673,272	1,839,535
Loss accumulated during exploration stage	(3,067,323)	(230,874)

Total stockholders’ equity	1,607,897	1,610,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,039,750	$ 2,072,569

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	Three months ended August 31, 2012 (Restated)	Cumulative from January 25, 2012 (date of formation) to August 31, 2012

Sales	$ -	$ -

Expenses	2,833,257	3,109,247
Operating loss	(2,833,257)	(3,109,247)
Other Income and Expense:
Option payment income	-	45,000
Other income	54	170
Interest expense	(3,246)	(3,246)
Total other income	(3,192)	41,924

Net Loss	$ (2,836,449)	$ (3,067,323)

Net Loss Per Share – Basic and Diluted	$ (.01)

Weighted Average Number of Shares Outstanding	191,694,827

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited) (Restated)
	Three months ended August 31, 2012	Cumulative since formation (from January 25, 2012 to August 31, 2012)
Cash Flows From Operating Activities:
Net loss	$ (2,836,449)	$ (3,067,323)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Depreciation	21,821	26,062
Equity items issued for services	2,522,050	2,522,050
Changes in assets (liabilities)
Decrease in accounts payable and accrued expenses	(24,358)	3,965
Net cash consumed by operating activities:	(316,936)	(515,246)

Cash Flows From Investing Activities:
Purchases of fixed assets	(5,372)	(513,769)
Acquisitions of mining claims	-	(133,000)
Advances for escrow	-	(29,000)
Release from escrow	1,000	1,000
Cash received as part of reverse recapitalization	-	38,120

Net cash consumed in investing activities	(4,372)	(636,649)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	287,500	1,189,500
Payments on notes payable	(1,763)	(1,763)
Payments on financing lease	(3,299)	(3,299)

Net Cash provided by financing activities:	282,438	1,184,438

Net change in cash	(38,870)	32,543

Cash balance, beginning of period	71,413	-

Cash balance, end of period	$ 32,543	$ 32,543

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

(Restated)

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

3.  RESTATEMENT

Balance Sheet 12/31/12

	As Originally Presented	Adjustments		As Restated
Advances on escrow	$819,000	$(100,000)	(1)	$719,000

Profit and Loss Statement for Quarter Ended 8/31/12

	As Originally Presented	Adjustments		As Restated
Net loss per share - basic and diluted	$ -	$(.01)	(2)	$(.01)

Statement of Cash Flows for the Quarter ended 8/31/12

	As Originally Presented	Adjustments		As Restated
Equity items issued for services	$ -	$2,522,050	(3)	$2,522,050
Stock issued for property option	2,522,050	(2,522,050)	(3)	-

Statement of Cash Flows from  Date of Inception (January 25, 2012 to August 31,  2012)

	As Originally Presented	Adjustments		As Restated
Equity items issued for services	$ -	$2,522,050	(3)	$2,522,050
Stock issued for property option	2,522,050	(2,522,050)	(3)	-

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

(Restated)

EXPLANATIONS FOR ADJUSTMENTS:

(1)  To correct typographical error

(2)  To correct reported loss per share for the three month period ended August 31, 2012

(3)  To correct amount originally reported on wrong line

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

5.  CAPITAL STOCK

The following is a summary of stock and warrants during the quarter:

The following is a summary of stock activity during the quarter:

	#	TOTAL PAID IN CAPITAL
Balances, 5/31/12	188,465,044	1,806,420
Shares sold for cash	2,300,000	287,500
Shares issued for mining claim	50,000	21,500
Shares for mine option	120,000	48,000
Shares for director fees	300,000	120,000
Other shares for services	3,525,000	1,352,250
Balance, 8/31/12	194,760,044	3,635,670(A)

(A)  Also included in additional paid in capital stock on the balance sheet is the value ($1,039,550) of 2,965,000 warrants issued as consideration, principally for services.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

(Restated)

6.  SUPPLEMENTARY CASH FLOW INFORMATION

There was $3,150 in cash paid for interest in the three month period ended August 31, 2012; there was no cash paid for income taxes during the same three month period.

The following non-cash investing activities took place during the quarter.

The company refinanced an accounts payable for $60,000 payable with a five year equipment lease.

The Company closed escrow on a mining claim, resulting in the transfer of $601,000 from escrow advances to mining claims.

The Company issued 50,000 shares of stock valued at $21,500 for a mining claim acquisition.

7.  ESCROW ADVANCES

On June 3, 2012, the Company closed escrow on 702.3 acre purchase, transferring the consideration of $ 601,000 from the escrow account to mining claims. The remaining balance of  $ 118,000 relates to a proposed purchase form DAAL,LLC. The transaction hasn’t closed due to problems with delivery of proper title to the claim and, as of the date of this report, no timetable has yet been established for the return of funds.

8.  WARRANTS

There were 6,615,000 warrants outstanding at August 31, 2012, as presented below.

Number of warrants	Exercise price	Remaining Life(yrs.)
200,000	$ .01	3.25
240,000	$ .01	2.34
900,000	$ .05	2.08
1,160,000	$ 1.00	..62
1,150,000	$ 1.00	..87
250,000(A)	$ .25	2.00
2,715,000(A)	$ .40	1.87

(A) These were warrants issued after March 23, 2012, principally for services.  They were valued using a Black Scholes valuation model, with $1,039,500 added to paid in capital.

9.  RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2012, the Company issued 300,000 shares ( valued at $ 120,000) to its directors. The Company also paid $ 30,000 in compensation to its Chief Executive Officer.

Also in the three month period ended August 31, 2012, the Company closed from escrow on an acquisition of a 704 acre mining claim previously owned by the Company’s previous  president and his wife.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2012

(Unaudited)

(Restated)

10.  EXPENSES

Included within expenses are the following:

Value of warrants issued for services	1,004,550
Director awards	120,000
Consulting expense	1,361,726
Geology expenses	55,250
Mine option expense	48,000
Executive compensation	30,000
Assessments for unpatented claims	30,105
Depreciation expense	21,821

11.  SUBSEQUENT EVENTS

During the period from September 1, 2012 to the date of this report, the following subsequent events have taken place:

The Company issued 4,330,000 shares of common stock, together with 2,165,000 warrants exercisable at $ 1.00 for twelve months from time of issuance. The sale of these stock units, comprised of a share of stock and one-half warrant to purchase an additional share of Company common stock, resulted in proceeds of $ 541,250.

The Company issued 800,000 shares to its directors for services and awarded 500,000 shares to each of three Board members.

The Company issued 1,000,000 shares to a consultant in consideration for research services.

The Company leased mining claims covering 22.5 acres and 24 hectares in Baja, California in January and March of 2013.  In conjunction therewith, the Company issued 1,000,000 shares of common stock.

The Company issued 500,000 shares to lawyers in conjunction with SEC filings.

The Company issued 1,000,000 warrants as consideration for a Property Purchase Agreement, whereby another company would potentially buy two of the Company’s mining claims.

The Company approved the 2012 Option Plan in accordance with Delaware Corporation General Law on September 30, 2012.

The Company initiated a $ 1,000,000 convertible note issue, bearing interest at 16% and due 12/31/13.

On March 7, 2013, the Company formed a subsidiary incorporated in Tijara, Mexico, "AIVN de Mexico," to conduct mining operations.

On October 18, 2012, Mr. White ceased to be the Company president.

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

Date:  June 28, 2013

By:  /s/ Jack Wagenti

       ___________________________________

       Jack Wagenti

       Chairman, President, Chief Financial Officer

       (Principal Financial Officer)

Date:  June 28, 2013

14