Form 10-Q
period 2012-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2013-07-29
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended November 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 15, 2013, is 200,720,044 shares of Common Stock, $.00001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

10

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

11

Item 4. Controls and Procedures.

12

PART II –OTHER INFORMATION

13

Item 1. Legal Proceedings.

13

Item 1A. Risk Factors.

13

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

13

Item 3. Defaults Upon Senior Securities.

13

Item 4. Mine Safety Disclosures.

13

Item 5. Other Information.

13

Item 6. Exhibits

13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	November 30, 2012	MMay 31, 2012

ASSETS
Current Assets
Cash	$ 5,917	$ 71,413
Total current assets	5,917	71,413

Fixed Assets
Fixed assets – cost	580,780	568,397
Depreciation	(47,883)	(4,241)
Net fixed assets	532,897	564,156

Other Assets
Advances on escrow	118,000	719,000
Mining claims	1,341,500	718,000

Total other assets	1,459,500	1,437,000

TOTAL ASSETS	$ 1,998,314	$ 2,072,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 42,146	$ 110,023
Current portion of note payable	10,603	10,603
Current portion of equipment lease	13,195	-
Total current liabilities	65,944	120,626

Long Term Portion of Notes Payable	336,989	341,397
Long term portion of equipment lease	39,980	-
Long - term liabilities	376,969	341,397
Total Liabilities	442,913	462,023

Stockholders' Equity
Common stock: authorized 400,000,000 shares of $.00001 par value: 198,470,044 and 188,465,044 issued and outstanding, respectively	1,985	1,885
Additional paid in capital	6,064,485	1,839,535
Loss accumulated during exploration stage	(4,511,069)	(230,874)

Total stockholders’ equity	1,555,401	1,610,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,998,314	$ 2,072,569

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	Six Months Ended November 30, 2012	Three Months Ended November 30, 2012	Cumulative from January 25, 2012 (date of formation) to November 30, 2012
Sales	$ -	$ -	$ -

Expenses	4,273,853	1,440,596	4,549,843
Operating loss	(4,273,853)	(1,440,596)	(4,549,843)
Other Income and Expense:
Option payment income	-	-	45,000
Other income	54	-	170
Interest expense	(6,396)	(3,150)	(6,396)
Total other income (expense)	(6,242)	(3,150)	38,774

Net Loss	$ (4,280,195)	$ (1,443,746)	$ (4,511,069)

Net Loss Per Share – Basic and Diluted	$ (.02)	$ (.01)

Weighted Average Number of Shares Outstanding	194,067,558	196,594,110

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Six months ended November 30, 2012	Cumulative since formation (from January 25, 2012 to November 30, 2012)
Cash Flows From Operating Activities:
Net loss	$ (4,280,195)	$ (4,511,069)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Depreciation	43,642	47,883
Equity items issued for services	3,762,050	3,762,050
Changes in assets (liabilities):
(Decrease) increase in accounts payable and accrued expenses	(7,167)	21,156
Net cash consumed by operating activities:	(481,670)	(679,980)

Cash Flows From Investing Activities:
Purchases of fixed assets	(12,343)	(520,740)
Acquisitions of mining claims	-	(133,000)
Advances for escrow	-	(29,000)
Release from escrow	1,000	1,000
Cash received as part of reverse recapitalization	-	38,120

Net cash consumed in investing activities	(11,343)	(643,620)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	438,750	1,340,750
Payments on notes payable	(4,408)	(4,408)
Payments on financing lease	(6,825)	(6,825)

Net Cash provided by financing activities:	427,517	1,329,517

Net change in cash	(65,496)	5,917

Cash balance, beginning of period	71,413	-

Cash balance, end of period	$ 5,917	$ 5,917

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

1.  BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of November 30, 2012 and for the three and six month periods ended November 30, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended November 30, 2012 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2013.

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

3.  GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced a loss during the exploration stage of $4,511,069, has a working capital deficiency at November 30, 2012, and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	# OF SHARES	TOTAL STOCK AND PAID IN CAPITAL
Balances, 8/31/12	194,760,044	4,675,220
Shares sold for cash	1,210,000	151,250
Shares for mining claim not acquired	1,000,000	300,000
Other shares for services	1,500,000	445,000
Options issued to directors	-	495,000
Balance, 11/30/12	198,470,044	6,066,470

5.  SUPPLEMENTARY CASH FLOW INFORMATION

There was $6,300 and $3,150 in cash paid for interest in the six and three month period ended November 30, 2012.  There was no cash paid for income taxes during either period.

There were no non-cash investing or financing activities during the quarter.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

6.  ESCROW ADVANCES

On June 3, 2012, the Company closed escrow on a 702.3 acre purchase, transferring the consideration of $601,000 from the escrow account to mining claims. The remaining balance of $118,000, which includes 250,000 shares of common stock, relates to a proposed purchase form DAAL, LLC. The transaction hasn’t closed due to problems with delivery of proper title to the claim and, as of the date of this report, no timetable has yet been established for the return of funds.

7.  INCOME TAX

The Company has experienced $4,511,069 in losses since its formation and has therefore incurred no income taxes.  The Internal Revenue Code allows net operating losses (NOL's) to be carried forward for a period of twenty years.  The potential benefit of the NOL has been recognized on the Company's records, but it is fully offset by a valuation allowance.

As of November 30, 2012, the Company had recognized $676,660 in deferred asset, offset by an equal amount in valuation reserve.

Unless utilized, the NOL's will expire as follows:

Fiscal year ended May 31, 2032	$ 230,874
Fiscal year ended May 31, 2033	$ 4,280,195

8.  EQUIPMENT LEASE

During the first quarter of the year, the Company refinanced a $60,000 account payable for the purchase equipment in fiscal year ended May 31, 2012.

Year Ended May 31,
2014	$13,195
2015	13,195
2016	13,195
2017	13,195
2018	7,220

Total	$60,000

9.  LONG TERM DEBT

In April 2012, the Company purchased a mining claim for a $252,000 note paying interest at 5%, with the principal due in three years.

In June 2012, the Company closed escrow on the purchase of another mining claim.  The consideration included a $100,000 note payable, with payments of $883 during the first two years and a third year balloon payment of $78,808.

The following is a summary of the Company's obligations over the next three years:

Years Ended May 31,
2014	$ 10,603
2015	10,603
2016	330,794

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

10.  RELATED PARTY TRANSACTIONS

During the three month period ended November 30, 2012, the Company awarded 1,500,000 options to purchase an equal amount of common stock at an exercise price of $.36, pursuant to the terms of the 2012 Option Plan as approved in accordance with Delaware General Corporation Law.

11.  WARRANTS

There were 7,220,000 warrants outstanding at November 30, 2012, as presented below.

Number of warrants	Exercise price	Remaining Life (yrs.)
200,000	$ .01	3.00
240,000	$ .01	2.09
900,000	$ .05	1.93
1,160,000	$ 1.00	.37
1,150,000	$ 1.00	.62
605,000	$ 1.00	.87
250,000	$ .25	2.00
2,715,000	$ .40	1.62

12.  OPTIONS

There were 1,500,000 options outstanding at November 30, 2012, as presented below:

Number of options	Exercise price	Expiration date
1,400,000	$ .05	Expire September 29, 2014
1,500,000	$ .36	Expire September 17, 2017
2,900,000

13.  EXPENSES

Included within expenses are the following:

Consulting expense	$ 1,807,727
Value of warrants issued for services	1,004,550
Value of option awards to directors	495,000
Director awards	120,000
Value of shares issued for mining claim not acquired	300,000
Geology expenses	78,655
Mine option expense	48,000
Executive compensation	40,000
Assessments for unpatented claims	30,105
Depreciation expense	43,642
Equipment relocation	54,056
Subtotal	4,021,735
Other expenses	252,118
Total	$ 4,273,853

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2012

14.  SUBSEQUENT EVENTS

During the period from December 1, 2012 to the date of this report, the following subsequent events have taken place:

The Company issued 3,200,000 shares of common stock, for cash together with 1,600,000 warrants exercisable at $1.00 for twelve months from time of issuance.

The Company issued 600,000 shares to its directors for services.

The Company leased mining claims covering 22.5 acres and 24 hectares in Baja, California in January and March of 2013.  In conjunction therewith, the Company issued 1,000,000 shares of common stock.

The Company issued 500,000 shares to lawyers in conjunction with SEC filings.

The Company issued 1,000,000 warrants as consideration for a Property Purchase Agreement, pursuant to which another company would potentially buy two of the Company’s mining claims.

On March 7, 2013, the Company formed a subsidiary incorporated in Tijuana, Mexico, "AIVN de Mexico," to conduct mining operations.

Forward Looking Statements and Cautionary Statements .

Certain of the statements contained in this Quarterly Report on Form 10-Q include "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2012. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2012, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three month ended November 30, 2012, the Company had no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

Administrative expenses for the three and six month periods ended November 30, 2012 were $1,440,596 and $4,273,853, respectively.  For the period January 25 to November 30, 2012, they were $4,549,843.   Administrative expenses consist of professional fees and the cost of services compensated with equity items.

As of November 30, 2012, the Company had a deficit in working capital of $60,028 compared with a working capital deficit of $49,213 as of May 31, 2012.

The Company has projected that its administrative overhead for the next 12 months will be approximately $165,000 which consists of accounting fees (including tax, audit and review) in the approximate amount of $25,000, legal fees in the approximate amount of $40,000, and miscellaneous expenses of $100,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect acquisition and share exchange or a business combination transaction. The Company has no other capital commitments. To continue its business plan, the Company will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may be unable to continue.

Background.

In April 2009, we completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party, in which we granted an exclusive option to the Bruner Property (the “Bruner Option”), for eight annual payments totaling $315,000.00 and a balloon payment due to us in April 2016, in the amount of $1,185,000.  In addition, we retained a 1.5% net smelter reserve (“NSR”) wherein Patriot Gold has the option to purchase 1% of the NSR for an additional $500,000. Patriot Gold has $50,000 due under this agreement on April 1, 2013, $55,000 due April 1, 2014, $60,000 due April 1, 2015 and $1,185,000 due April 1, 2016. Patriot Gold Corp. can terminate this option at any time according to the Option Agreement.  (See Exhibit 10.2 to Current Report 8-K, as amended, originally filed on June 1, 2012).

After the decision to abandon development of the Bruner property, the Company determined to expand our business purpose to seek other business opportunities to review and analyze for purposes of effecting a merger, acquisition or other business combination with an operating company business. This led to the Share Exchange Agreement with Placer Gold Prospecting, Inc., (PGP1) as discussed below.

Share Exchange with Placer Gold Prospecting, Inc.

On March 23, 2012, we closed on the Share Exchange with the shareholders of PGPI. See the subsequent section of Placer Business for more information.

Other Business Activity.

As reported in our Current Form 8-K filed April 25, 2012, on April 20, 2012, we entered into a Purchase and Installment Payment Agreement with DAAL, LLC (DAAL), a Nevada limited liability company wherein we agreed to acquire: (1) 2 patented lode mining claims in Humbolt County, Nevada, and (2) 15 unpatented lode mining claims. The purchase itself was scheduled to close on August 25, 2012.  We paid DAAL $27,500, 250,000 shares of our common stock that is subject to Rule 144, and 250,000 warrants to purchase our common shares at $0.25 per share.  The warrants will expire two years from date of issuance.  The transaction hasn’t closed due to problems with delivery of proper title to the claim and, as of the date of this report, no timetable has been established for a closing.

Description of Placer Gold Prospecting, Inc.’s Business

For purposes of this section entitled “Description of Placer Gold Prospecting, Inc.’s Business” only, all references to “we,” “us,” or “our” or “PGPI” refers to PGPI prior to the effectiveness of the Share Exchange.

On January 25, 2012, PGPI was incorporated in the State of Florida, for the purpose of mining exploration.  It has acquired mining claims for approximately 4,050 acres of land, primarily in Nevada, with the intent of reactivating historical mines that produced gold and silver until shut down in 1942 because of World War II. There is no guarantee that such properties will produce gold or silver in the future or that these properties may have already been depleted, as they were previously mined.

At this time, our primary focus is on gold and silver properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Currently, we have not produced any gold or silver from our properties. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives doesn’t occur we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staffs, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.

We are in the exploration stage and have not yet generated significant revenue from mining operations.  None of our properties or claims has any proven or probable reserves and all of our activities undertaken and currently proposed are exploratory in nature.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30,  2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II –OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not Applicable. Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended November 30, 2012, the Company received $151,250 from the sale of 1,210,000 stock units. Each unit is comprised of a share of Company stock and one half warrant to purchase additional stock at an exercise price of $1.00 for a period of one year from time of issuance.

During the quarter, the Company also issued the following securities:

Number of Shares	Value	Purpose
1,000,000 shares	Valued at $300,000	Issued for mining claims
1,500,000 shares	Valued at $495,000	Issued for services
1,500,000 options	Valued at $495,000	Options to purchase an equal amount of common stock, exercisable at $.36 until September 30, 2017

These transactions were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the cash investors were accredited investors, they each has acquired the securities for investment purposes and not with a view for re-distribution, they had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

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

Exhibit #101.INS – XBRL Instance Document. *

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

Dated: July 26, 2013

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti
Jack Wagenti
Chairman, Chief (Principal) Executive Officer and Chief (Principal) Financial Officer

14