Form 10-Q
period 2013-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2013-08-27
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 for the period ended February 28, 2013

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

[ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  April 14, 2013, is  203,420,044 shares of Common Stock, $.00001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

13

Item 4. Controls and Procedures.

13

PART II –OTHER INFORMATION

14

Item 1. Legal Proceedings.

14

Item 1A. Risk Factors.

14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

14

Item 3. Defaults Upon Senior Securities.

14

Item 4. Mine Safety Disclosures.

14

Item 5. Other Information.

14

Item 6. Exhibits

14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	February 28, 2013	May 31, 2012

ASSETS
Current Assets
Cash	$ 121,178	$ 71,413
Total current assets	121,178	71,413

Fixed Assets
Fixed assets – cost	614,539	568,397
Depreciation	(73,072)	(4,241)
Net fixed assets	541,467	564,156

Other Assets
Advances on escrow	118,000	719,000
Mining claims	1,341,500	718,000

Total other assets	1,459,500	1,437,000

TOTAL ASSETS	$ 2,122,145	$ 2,072,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 112,536	$ 110,023
Current portion of note payable	10,603	10,603
Current portion of equipment lease	10,489	-
Convertible note payable	10,000	-
Total current liabilities	143,628	120,626
Long Term Liabilities

Long Term Portion of Notes Payable	335,226	341,397
Long term portion of equipment lease	41,709	-
Total long term liabilities	376,935	341,397
Total Liabilities	520,563	462,023

Stockholders' Equity
Common stock: authorized 400,000,000 shares of $.00001 par value: 203,920,044 and 188,465,044 issued and outstanding, respectively	2,039	1,885
Additional paid in capital	7,613,431	1,839,535
Loss accumulated during exploration stage	(6,013,888)	(230,874)

Total stockholders’ equity	1,601,582	1,610,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,122,145	$ 2,072,569

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	Nine Months Ended February 28, 2013	Three Months Ended February 28, 2013	Period from January 25, 2012 (date of formation) To February 29, 2012	Cumulative from January 25, 2012 (date of formation) To February 28, 2013
Sales	$ -	$ -	$ -	$ -

Selling and Administrative Expenses	5,470,755	1,496,902	14,197	5,746,745
Impairment	300,000	-	-	300,000
Operating loss	(5,770,755)	(1,496,902)	(14,197)	(6,046,745)
Other Income and Expense:
Option payment income	-	-	-	45,000
Other income	59	5	-	175
Interest expense	(12,318)	(5,922)	-	(12,318)
Total other income (expense)	(12,259)	(5,917)	-	32,857

Net Loss	$ (5,783,014)	$ (1,502,819)	$ (14,197)	$ (6,013,888)

Net Loss Per Share – Basic and Diluted	$(.03)	$(.01)	$ -

Weighted Average Number of Shares Outstanding	196,373,396	200,635,600	126,780,000

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	Nine Months Ended February 28, 2013	Period From January 25, 2012 (Date of Formation) to February 29, 2012	Cumulative Since Formation (From January 25, 2012 to February 28, 2013)
Cash Flows From Operating Activities:
Net loss	$ (5,783,014)	$(14,197)	$ (6,013,888)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Depreciation	68,831	-	73,072
Impairment	300,000	-	300,000
Equity items for abandoned claim	348,000	-	348,000
Equity items issued for leases	370,000	-	370,000
Equity items issued for services	3,920,800	-	3,920,800
Changes in assets (liabilities):
Increases in accounts payable and accrued expenses	56,013	-	84,336

Net cash consumed by operating activities	(719,370)	(14,197)	(917,680)

Cash Flows From Investing Activities:
Purchases of fixed assets	(39,642)	(90,481)	(548,039)
Acquisitions of mining claims	-	(44,000)	(133,000)
Advances for escrow	-		(29,000)
Release from escrow	(1,000)	-	(1,000)
Cash received as part of reverse recapitalization	-	-	38,120

Net cash consumed in investing activities	(40,642)	(134,481)	(672,919)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	813,750	210,375	1,715,750
Payments on notes payable	(6,171)	-	(6,171)
Proceeds of convertible note	10,000	-	10,000
Payments on financing lease	(7,802)	-	(7,802)

Net Cash provided by financing activities	809,777	210,375	1,711,777

Net change in cash	49,765	61,697	121,178

Cash balance, beginning of period	71,413	-	-

Cash balance, end of period	$ 121,178	$ 61,697	$ 121,178

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

1. BASIS OF PRESENTATION

The unaudited interim condensed consolidated financial statements of American International Ventures, Inc. ("the Company") as of February 28, 2013 and for the nine and three month periods ended February 28, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended February 28, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2013.

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

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced a loss during the exploration stage of $6,013,888, has a working capital deficiency at February 28, 2013, and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	# OF SHARES	TOTAL STOCK AND PAID IN CAPITAL
Balances, 11/30/12	198,470,044	$6,066,470
Shares sold for cash	3,000,000	375,000
Shares issued in conjunction with leased mining claims	1,000,000	370,000
Shares for services	1,450,000	804,000
Balance, 2/28/13	203,920,044	$7,615,470

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

5. SUPPLEMENTARY CASH FLOWS INFORMATION

There was $9,450 and $3,150 in cash paid for interest in the nine and three month periods ended February 28, 2013.  There was no cash paid for income taxes during the nine and three month periods ended February 28, 2013.  There was no cash paid for income taxes or interest during the period from January 25, 2012 (date of formation) to February 29, 2012.

The following non-cash activities took place during the nine month period ended February 28, 2013.  The Company partially financed the acquisition of a fixed asset through $6,500 of accounts payable, and the Company issued 50,000 shares of stock valued at $21,500 for the acquisition of a mining claim.

6. ESCROW ADVANCES

On June 3, 2012, the Company closed escrow on the purchase of a 702.3 acre mining claim, transferring the $601,000 consideration from the escrow account to mining claims. The remaining balance of $118,000, which includes 250,000 shares of common stock and 250,000 warrants to purchase Company common stock at $.25 per share, relates to a proposed purchase from DAAL, LLC. The transaction hasn’t closed due to problems with delivery of proper title to the claim and, as of the date of this report, no timetable has been established for the return of funds.

7. INCOME TAX

The Company had an NOL carryforward of $7,344,748 as of February 28, 2013 and therefore has incurred no income taxes. The Internal Revenue Code allows NOL's to be carried forward for a period of twenty years.   The potential benefit of the NOL's ($1,101,712) has been recognized on the Company's records, but it is fully offset by a valuation allowance.

Unless utilized, the NOL's will expire as follows:

		Losses of AIVN
Year Ended May 31,	Amount	Prior To Merger
2017		102,907
2018		154,637
2019		72,578
2020		28,123
2021		124,157
2022		137,570
2023		80,079
2024		161,194
2025		217,636
2026		156,448
2027		55,133
2028		32,333
2029		8,065
2032	230,874
2033	5,783,014
Total NOL		7,344,748

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

8. EQUIPMENT LEASE

During the first quarter of the year, the Company refinanced a $60,000 account payable that was incurred during the preceding year for an equipment purchase.  The refinancing requires principal payments as follows:

Year Ended May 31,
2013	$10,489
2014	11,286
2015	11,949
2016	12,664
2017	13,612

Total	$60,000

9.  LEASED MINING CLAIM

On January 23, 2013, the Company executed a three year lease agreement to conduct mining operations on a 20 hectare site in Baja California, Mexico.  Rent for this lease is $300 per month.  The Company has an option to negotiate for the purchase the property.  As an inducement to obtain the agreement of  the lessor, the Company issued 1,000,000 shares of its stock to the lessor; the stock was valued at $370,000.

10. IMPAIRMENT OF INVESTMENT

During the quarter ended February 28, 2013, the Company issued 1,000,000 warrants, with a value of $300,000 as determined by a Black Scholes valuation model, in return for the receipt of 3,000,000 shares of the stock of a third party and the promise by the third party of a future purchase for $5,000,000 of two  mining claims. The stock of the third party is now deemed worthless, which resulted in the recording of a $300,000 impairment charge.

11. LONG TERM DEBT

In April 2012, the Company purchased a mining claim with a $252,000 note which requires interest payments at 5%; the principal is due in three years from the date of purchase.

In June 2012, the Company closed escrow on the purchase of another mining claim. The consideration included a $100,000 note payable, with payments of $883 during the first two years and a third year balloon payment of $78,808.  This note is non interest bearing.

The following is a summary of the Company's obligations for principal payments on its long term debt over the next three years:

Years Ended May 31,
2014	$ 10,603
2015	10,603
2016	330,794

12. RELATED PARTY TRANSACTIONS

During the three month period ended February 28, 2013, the Company awarded 800,000 shares to its directors.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

13. WARRANTS

There were 9,720,000 warrants outstanding at February 28, 2013, as presented below.

Number of warrants	Exercise price	Remaining Life (yrs.)
200,000	$ .01	2.75
240,000	$ .01	1.84
900,000	$ .05	1.68
250,000	$ .25	2.00
1,160,000	$ 1.00	.12
1,150,000	$ 1.00	.37
605,000	$ 1.00	.62
1,500,000	$ 1.00	.87
2,715,000	$ .40	1.37
1,000,000	$ .40	.82

14. OPTIONS

There were 2,900,000 options outstanding at February 28, 2013, as presented below:

Number of options	Exercise price	Expiration date
1,400,000	$ .05	Expire September 29, 2014
1,500,000	$ .36	Expire September 17, 2017
2,900,000

15. EXPENSES

Included within expenses are the following:

Consulting expense	$ 1,814,727
Value of warrants issued for services	1,004,550
Value of option awards to directors	495,000
Value of shares issued related to Baja Lease	376,000
Director awards	432,000
Value of shares issued for mining claim not acquired	300,000
Lease expense	414,493
Equipment relocation	104,020
Geology expenses	87,655
Mine option expense	48,000
Executive compensation	40,000
Professional fees	38,031
Assessments for unpatented claims	30,105
Depreciation expense	68,831
Other expenses	217,343
Total	$ 5,470,755

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2013

16. SUBSEQUENT EVENTS

During the period from March 1, 2013 to the date of this report, the following subsequent events have taken place:

The Company issued 600,000 shares of common stock for cash, together with 300,000 warrants exercisable at $1.00 for twelve months from time of issuance.

The Company issued 750,000 shares to its directors for services.

The Company leased mining claims covering 24 hectares in Baja, California in March of 2013.  The Company began production at these leased facilities and has received $94,500 from resultant sales of gold.

On March 7, 2013, the Company formed a subsidiary incorporated in Tijuana, Mexico, "AIVN de Mexico," to conduct mining operations.

The Company has received $95,000 in proceeds on a $1,250,000 convertible note offering,  with interest at 16%.  The notes, together with accrued interest, are convertible to stock at an exercise price of $.20.

On July 5, 2013, the CEO of the Company resigned to devote more attention to mining operations.

The Company has also approved a $1,000,000 discounted convertible offering for an accredited investor at an exercise price of $.20 per share.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three month ended February 28, 2013 , the Company had no business operations other than to seek other business opportunities, and during such periods had no revenues from operations.

Administrative expenses for the three and nine  month periods ended February 28, 2013  were $1,496,902  and $5,470,755 , respectively.  For the period January 25 to February 28, 2012 , they were $18,907.   Administrative expenses consist of professional fees and the cost of services compensated with equity items.

As of February 28, 2013 , the Company had a deficit in working capital of  $22,450  compared with a working capital deficit of $ 49,213 as of May 31, 2012.

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

Background .

In April 2009, we completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party, in which we granted an exclusive option to the Bruner Property (the “Bruner Option”), for eight annual payments totaling $315,000 and a balloon payment of $1,185,000 in April 2016.  In addition, we retained a 1.5% net smelter reserve (“NSR”) wherein Patriot Gold has the option to purchase 1% of the NSR for an additional $500,000. There was $50,000 due under this agreement on April 1, 2013; $55,000 will be due April 1, 2014; $60,000 will be due April 1, 2015; and $1,185,000 will be due April 1, 2016. Patriot Gold Corp. can terminate this option at any time according to the Option Agreement.  (See Exhibit 10.2 to Current Report 8-K, as amended, originally filed on June 1, 2012).

After the decision to abandon development of the Bruner property, the Company determined to expand our business purpose to seek other business opportunities to review and analyze for purposes of effecting a merger, acquisition or other business combination with an operating company. This led to the Share Exchange Agreement with Placer Gold Prospecting, Inc., (PGP1) as discussed below.

Share Exchange with Placer Gold Prospecting, Inc.

On March 23, 2012, we closed on the Share Exchange with the shareholders of PGPI. See the subsequent section of Placer Business for more information.

Other Recent Business Activity.

As reported in more detail in our Current Form 8-K filed February 8, 2013, on January 23, 2013, the Company entered into a lease agreement to conduct mining operations in Ensenda, Baja, CA. The lessor is Jose Angel Nunez Cota. Also, as reported in more detail in our Current Form 8-K filed February 8, 2013, on January 23, 2013, the Company entered into a lease agreement to conduct mining operations in Ensenda, Baja, CA. The lessor is Jose Angel Nunez Cota. Also, as reported in more detail in our Current Form 8-K filed Januarry 14, 2013, on December 23, 2012, the Company entered into a lease agreement to conduct mining operations in Ojos Negros, Real del Castillo, Baja, CA. The lessor is Martha Alvarez Echeverria.

As reported in our Current Form 8-K filed April 25, 2012, on April 20, 2012, we entered into a Purchase and Installment Payment Agreement with DAAL, LLC (DAAL), a Nevada limited liability company wherein we agreed to acquire: (1) 2 patented lode mining claims in Humbolt County, Nevada, and (2) 15 unpatented lode mining claims. The purchase itself was scheduled to close on August 25, 2012.  To secure this transaction, we placed in escrow; $27,500, 250,000 shares of our common stock that is subject to Rule 144, and 250,000 warrants to purchase our common shares at $0.25 per share.  The warrants will expire two years from date of issuance.  The transaction hasn’t closed due to problems with delivery of proper title to the claim and, as of the date of this report, no timetable has been established for a closing.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the quarter ended February 28, 2013 , the Company received $ 375,000  from the sale of 3,000,000  stock units. Each unit is comprised of a share of Company stock and one half warrant to purchase additional stock at an exercise price of $1.00 for a period of one year from time of issuance.  Further sales of this offering may occur in the future.

During the quarter, the Company also issued the following securities:

Number of Shares	Value	Purpose
1,000,000	$370,000	Issued as inducement to obtain lease for mining claim.
1,450,000	504,000	Issued for services
1,000,000 warrants	Valued at $300,000	Warrants issued for a stock investment, exercisable at $.40 per share for one year from the time of issuance.

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

Dated: August 27, 2013

AMERICAN INTERNATIONAL VENTURES, INC.

/s/ Jack Wagenti
Jack Wagenti
Chief Executive Officer

15