Form 10-K
period 2013-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2013-12-31
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended May 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 000-30368

AMERICAN INTERNATIONAL VENTURES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3489463
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

15122 Tealrise Way, Lithia, Florida 33547

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

Large Accelerated Filer ☐ Accelerated Filer  ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒   No

The registrant had no revenue for year ended May 31, 2013. As of November 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $24,300,000. This calculation is based upon the last trade of $ 0.30 of the common stock on November 30, 2012. The number of shares outstanding of the registrant's class of common stock on September 10, 2013 was 204,970,044 shares.

AMERICAN INTERNATIONAL VENTURES, INC.

FORM 10-K

For the Fiscal Year Ended May 31, 2013

Table of Contents

PART I

3

Item 1. Business

3

Item 1A. Risk Factors.

27

Item 1B.  Unresolved Staff Comments

39

Item 2.  Properties.

39

Item 3.  Legal Proceedings.

39

Item 4.  Mine Safety Disclosures.

39

PART II

40

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

40

Item 6. Selected Financial Data.

41

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

41

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

44

Item 8.  Financial Statements

45

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

60

Item 9A. Controls and Procedures

60

Item 9B. Other Information.

61

PART III

61

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

61

Item 11.  Executive Compensation.

63

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

64

Item 13. Certain Relationships and Related Party Transactions.

65

Item 14.  Principal Accounting Fees and Services.

65

PART IV

67

Item 15. Exhibits, Financial Statement Schedules.

67

PART I

Item 1. Business

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to “we,” “us” and “our” are to the consolidated business of the Registrant and PGPI.

We conduct our operations in Lithia, Florida, from an office in the home of our chief executive officer and we intend to open an office in Ensenada, Mexico.  The present office is occupied at no charge to us. There is no rental agreement for the use of this office. If rent were charged for this space, the amount would be insignificant.

Background.

Originally, on July 16, 1984, we were organized as Lucky Seven Gas and Minerals, Inc., under the laws of the State of Pennsylvania.  On June 24, 1996, our name was changed to Lucky Seven Gold Mines, Inc.  On January 13, 1998, American Precious Metals, Inc. was formed,  under the laws of the State of Delaware.  On March 16, 1998, we merged into American Precious Metals, Inc., the surviving corporation.  On November 13, 2000, our name was changed to American Global Enterprises, Inc. and on December 21, 2000, our name was changed again to American International Ventures, Inc.

Prior Business Activities.

During 2002, we developed a plan of operations to seek, identify and, if successful, acquire a portfolio of undervalued or sub-economic but prospective mineral properties in the United States, principally gold properties that could be enhanced by performing limited exploratory work on the property. We would then attempt to identify a joint venture partner to further develop the property or otherwise sell the property to an industry participant.

Pursuant to our then business plan, we acquired twenty eight (28) patented mining claims on the Bruner property located in Nye County, Nevada.

In September 2005, we completed an Exploration and Option to Enter Joint Venture Agreement with Electrum Resources LLC relating to the Bruner property, which agreement was terminated in January 2007. In April 2009, we completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party, in which we granted an exclusive option to the Bruner Property (the “Bruner Option”), for eight annual payments totaling $315,000.00 and a balloon payment due to us in April 2016, in the amount of $1,185,000.  In addition, we retained a 1.5% net smelter reserve (“NSR”) wherein Patriot Gold has the option to purchase 1% of the NSR for an additional $500,000. Patriot Gold has $55,000 due April 1, 2014, $60,000 due April 1, 2015 and $1,185,000 due April 1, 2016.

Then, we determined to expand our business purpose to seek other business opportunities to review and analyze for purposes of effecting a merger, acquisition or other business combination with an operating company business.

In October 2007, we amended our Certificate of Incorporation to increase our authorized shares of common stock from 50,000,000 shares to 400,000,000 shares.

Share Exchange with Placer Gold Prospecting, Inc.

On March 23, 2012, we closed on the Share Exchange Agreement with the shareholders of Placer Gold Prospecting, Inc. (PGPI) pursuant to which we acquired all of the issued and outstanding capital stock of PGPI. The transaction was treated as a reverse merger for accounting purposes.  See our Form 8-K/A filed on July 9, 2013 for a more detailed discussion of the Share Exchange Agreement.

Other Business Activity.

As reported in our Form 8-K filed October 22, 2012 AIVN has terminated its relationship with Tucker White as President of the Company.

As reported in our Form 8-K filed February 8, 2013, effective January 23, 2013, the Company executed a lease agreement to conduct mining operations and other related activities at Section 20-00-00.00 Plot Number 29Z-0-P-1 at Ejido 18 de Marzo, in the City of Ensenada, Baja California, Mexico.

As reported in our Form 8-K filed March 15, 2013,  effective March 13, 2013, AIVN executed a lease agreement to conduct mining operations and other related activities on approximately 24 hectors, at the plot number 28 Northwest of Ejido 18 de Marzo, in the city of Ensenada, Baja California, Mexico. Effective March 7, 2013, AIVN incorporated a variable capital corporation in the city of Tijuana, Baja California, Mexico, by the name of AIVN de Mexico the registrant’s treating said incorporation of AIVN de Mexico as a subsidiary. The primary purpose of said creation of AIVN de Mexico shall be to conduct mining operations and other related activities. We began mining operations on our  pilot plant in May 2013.

As reported on our Form 8-K filed on April 24, 2013, effective March 23, 2012, our Board of Directors approved and recommended that the company’s 2012 Stock Option Plan and the proposed action be submitted to a vote of its shareholders. The record date established by the Board of Directors was October 22, 2012. A majority of stockholders approved the 2012 Stock Option Plan on November 9, 2012.

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

Below is a list of the claims which PGPI acquired prior to March 23, 2012, the date of reverse acquisition.

Name of Claim	Acres	Date Acquired
El Tule	3,070.00	March 14, 2012
Capatola	55.50	March 8, 2012
Indian Mine	122.00	March 14, 2012
Gypsy Mine	160.00	February 18, 2012

Stud Horse Mine	41.26	March 14, 2012
TNT Mine	41.26	March 14, 2012
Bullfrog Mine	100.00	February 17, 2012
Virgilia Mine	60.00	February 17, 2012
Reward Monster Mine	80.00	February 20, 2012

The following is a list of claims acquired after March 23, 2012:

Name of Claim	Acres	Date Acquired
Turner Ranch	39.73	May 3, 2012
Bullfrog #3s	80	May 15, 2012
American Metallic Mine	20.7	May 9, 2012
Placeritas Mine	432	April 30, 2012
Golden Eagle #2	742.3	July 2, 2012
North Star	40	Aug 2, 2012

#1 Mining Operation Disclosure     Reward Monster Mine

15
14
13
18
23
24
Creek
Chloride
N
S
E
W
0 1 2 3 4
Miles
Total Area of Property
Lat/Long: 33.342085 , -107.711699
DMS: 33° 20' 31", -107° 42' 42"
UTM: N:3692495.34, E:247028.80, Zone: 13S
Aurum Exploration, Inc. Reward Monster Mine
NMMC#193392

15 miles from the town of Tularosa New Mexico, and is accessible through HWY 54.ZZZZ

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

(4) (i) The Reward Monster mine is an open cast surface deposit. Currently this deposit is slated for future exploration, and is not actively being mined by our company. Our company acquired these two mining claims in April of 2012 from Placer Gold Prospecting, Inc. for the purpose of further mineral exploration and development. This property is without known reserves and the proposed program is exploratory in nature.

      (ii) The Reward Monster mine does not currently have any equipment on site.

5)  TERTIARY GEOLOGY OF CHLORIDE MINING DISTRICT

Oldest Tertiary rocks found in the Chloride mining district are volcaniclastic alluvial-fan deposits of the lower Rubio Peak Formation. These deposits are proximal to mid -proximal facies typified by mass movement processes of debris flows, hyperconcentrated flood flows, and gravity slides. Lower age restrains for these deposits are unknown, but paleontologic data place the upper volcaniclastic rocks in the Chadronian (earliest Oligocene) (Lucas in this guidebook). These rocks are interpreted as intermontane-basin accumulations shed from middle Tertiary volcanic centers overprinted on a Laramide uplift, similar to the L-shaped Sierra uplift of Eardley (1962) to the east and south of the district. Rubio Peak Formation rests on progressively older Paleozoic rocks south of the district; and paleoftow direct ions for lower Rubio Peak rocks in the district are from the east (Cather in preparation). Volcanic source areas for lower Rubio Peak volcaniclastic rocks are possibly marked by the north-trending chain of quartz-monzonite to monzonite intrusions that extends from Copper Flats (73.4 my, Hedlund 1974) northward through Salado Mountain intrusive, Double S Peaks intrusive, Sierra Cuchillo intrusive (50.1 ± 2.6 my, Chapin et al. 1975), and Kelly Peak intrusive .

The occurrence of exotic Paleozoic limestone blocks of enormous size within rocks of lower Rubio Peak Formation is an intriguing geologic phenomenon. Interpretation of geologic evidence by this author supports Maxwell & Heyl's (1976) gravity -slide origin for these blocks. Emplacement processes are envisioned as similar to those occurring along the Heart Mountain detachment fault. Northwest Wyoming (Pierce 1941, 1957), and gravity-slide blocks in the Canelo Hills, southeastern Arizona (Davis et al. 1979).

CHLORIDE MINING DISTRICT

Exotic limestone blocks occur at the same stratigraphic horizon across an area in excess, of 150 km, throughout the length of the Chloride district. Individual blocks range upward to 170 m in thickness and 5 km in outcrop. Bedding-plane faults and open-space breccias formed near the base of most blocks during sliding. A shale seam at the base of an exotic limestone block exposed in the St. Cloud mine incorporated fragments of underlying volcanic lastic rocks during transport. These features, plus highly fragmented, rotated areas along the base of large blocks suggest gravity sliding rather than the passive rafting expected from debris-flow deposition. Small l limestone blocks around the margins of larger blocks do occur incorporated in debris-flow deposits that accompanied gravity sliding.

The stratigraphic interval from upper Rubio Peak Formation through basaltic andesite of Poverty Creek contains deposits of volcanic rocks intercalated with distal-alluvial-fan deposits. Volcanic rocks in this interval alternate between rhyolite and quartz-latite ash-flow tuffs and dark, aphanitic basaltic-andesite flow rocks. These volcanic rocks are representatives of the extensive Oligocene volcanism that began upon termination of Laramide basinal deposition (Smith et al. 1985) in response to cessation of compressional forces throughout the Cordillera in late Eocene time (Coney 1972). In the Chloride district, this transition is marked by change in volcanic rocks from intermediate stratovolcano derivatives to silicic ash-flow-tuff outflow sheets and basaltic-andesite flows and flow-dome complexes. Sugarlump Tuff members of the Rubio Peak Formation and Kneeling Nun Tuff are the major ash-flow-tuff units within this stratigraphic interval. The basaltic andesite of Poverty Creek is the most extensive and youngest mafic unit; it marks the beginning of regional extension along the Rio Grande rift.

4.  The high-silica tuff of Little Mineral Creek and Moccasin John Rhyolite flow-dome complex together with the underlying basaltic andesite of Poverty Creek represent a fundamental petrologic transition noted by many (Lipman et al. 1972, Christiansen & Lipman 1972, Rhodes et al. 1972) as occurring in the 27 to 29 my bracket throughout the Cordillera, virtually concurrent with earliest extension along the Rio Grande rift (Chapin & Seager 1975, Eaton 1979, Seager et al. 1984). Tuff of Little Mineral Creek is interpreted as a lithic-rich pyroclastic deposit derived from initial eruptions of the Moccasin John Rhyolite flow-dome complex. Such early pyroclastic deposits are probably the result of either excessive build-up of volatiles or of interact ion between magma and ground water (Sheridan 1979, Burt & Sheridan 1981). This pyroclastic volcanism and later extrusion of rhyolitic lavas resulted in collapse around major vent areas.

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

#2 Mining Operation Disclosure    Virgilia Mine

(1) Location: The Virgilia mine is located in township 25 north, range 8 east, and encompasses the Lot.11 of section 22. This mine is located 11 miles from the small town of Keddie California just of HWY 70.

(2) Description of claim: The Virgilia mine consists of one 20 acre unpatented mining claim. The annual assessment fee for the two mining claims is $140.

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

#3  Mining Operation Disclosure              Gypsy Mine

(1) Location: The Gypsy mine is located in township 14 north, range 21 east, and encompasses the entire NE1/4 of section 21. This mine is located 8.5 miles from the town of Minden Nevada just off HWY 395.

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

#4 Mining Operation Disclosure      Stud Mine

(1) Location: The Stud mine is located in township 6 north, range 34 east, and encompasses the SW1/4, and SE1/4 of section 17. This mine is located 5.3 miles from the town of Luning Nevada just off HWY 95/3.

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

(4) (i) The Stud mine (subsurface) and open cut deposit is currently slated for future exploration, and is not actively being mined by our company. Our company acquired these two mining claims in March of 2012 from the Eureka Mining Company for the purpose of further mineral exploration and development. This property is without known reserves and the proposed program is exploratory in nature.

     (ii) The Stud mine does not currently have any equipment on site.

(5) The Camp Douglas 7 l/2-minute quadrangle is located just to the southwest of the town of Mina at the eastern end of the Excelsior Mountains. The quadrangle includes one peak over 8500 feet (2590 m). and Thunder Mountain, in the central part of the ores, has a maximum elevation of 7990 (2635 m). Two mining districts, Douglas (Camp Douglas) and Silver Dyke are present in the quadrangle.

Mining in the area began in 1893, and a significant amount of tungsten ore was mined at Silver Dyke during, and after World War I, mining at Silver Dyke "was carried on by lessors as recently as 1972.

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

#5 Mining Operation Disclosure                  T.N.T. Mine

N
S
W
E
0
1
2
3
4
Miles
Total Area of Property
Lat/Long: 38.344407 , -118.768394
DMS: 38° 20' 39", -118° 46' 6"
UTM: N:4245508.60, E:345462.95, Zone: 11S
Aurum Exploration, Inc. T.N.T. Mine 1 + 2
NMC#'s 1067773 + 1067774
29
28
30
31
32
33
34
27
7140T
Lava
4WD
T6N
T5N

(1) Location: The T.N.T. mine is located in township 6 north, range 34 east, and encompasses the SW1/4, and SE1/4 of section 29. This mine is located 18 miles from Coadale Nevada off HWY 95/82.

(2) Description of claim: The Bruner mine consists of two 20 acre un-patented mining claims. The annual assessment fee for the two mining claims is $280.

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

(5) The Camp Douglas 7 l/2-minute quadrangle is located just to the southwest of the town of Mina at the eastern end of the Excelsior Mountains. The quadrangle includes one peak over 8500 feet (2590 m). and Thunder Mountain, in the central part of the ores, has a maximum elevation of 7990 (2635 m). Two mining districts, Douglas (Camp Douglas) and Silver Dyke are present in the quadrangle.

Mining in the area was begun in 1893, and a significant amount of tungsten ore was mined at Silver Dyke during and after World War I; mining at Silver Dyke "was carried on by lessees as recently as 1972.

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

#6  Mining Operation Disclosure     Indian Mine

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

#7 Mining Operation Disclosure                          El Tule Mines

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

Coarse-grained plutonic rocks, which are at least in part of Jurassic and younger age, based on radiometric K-A dating, crop out in 30 separate bodies ranging in size from a few acres to about 400 square miles. Most of these bodies have the composition of quartz monzonite.  Tertiary rocks are extensively exposed in the county and include welded and nonwelded ash flows, lava flows, volcanic breccia, and fresh-water sedimentary rocks. The volcanic rocks range in composition from ihyolitic to basaltic; those having the composition of quartz latite are the most common. The thickness and lithologic character of the Tertiaiy section differ greatly from one range to another within the county. The maximum thickness is in the Silver Peak Mountains where a pile of sedimentary and volcanic rocks

Paragraph (b)(5) does not apply as this property we are currently in the exploration phase and no proven or probable reserves have been established at this time.

#8 Mining Operation Disclosure Bruner Mine

Phonolite
Bruner Mine
N
S
E
W
0
1
2
3
4
Miles
Total Area of Property
SMITH CREEK
Lat/Long: 39.071622 , -117.767779
DMS: 39° 4' 17", -117° 46' 4"
UTM: N:4325005.09, E:433583.33, Zone: 11S
Aurum Exploration, Inc. Burner Mine
NMC #'s 616421, 616422, 756224, and Patents.

(1)  Location: The Bruner mine is located in township 14 north, range 37 east, and encompasses the SE1/4 of section 14, section 23 NE1/4, section 13 SW1/4, and section 24 NE1/4. The Bruner mine is located 76 miles from the town of Fallon Nevada of HWY 361. The Bruner property consists of 28 patented mining claims.

The Bruner was optioned in 2008 to Patriot Gold in Las Vegas who makes annual payments to the Company which are current. The payoff balance on this mine is due in 2016 in the amount of $1,185,000. The Bruner Mine is currently being explored by Patriot Gold under a drilling program being conducted by Canamex, under a buying agreement with Patriot Gold.

(3) History of Previous Operations: The original operators at the Bruner Property are unknown. Prospecting at the property began in the early 1900's while mining was occurring on other properties located to the west. However, modern exploration of the property began in 1983 and included the following work. In 1983, Kennecott Minerals Company drilled fifteen RC holes on the property. In 1988-1990, Newmont Exploration Ltd. drilled approximately 10 RC holes; conducted detailed geologic mapping, geochemical surveys, and air and ground magnetic surveys, and ground radiometric surveys. In 1990-1995, Miramar Mining Corp. drilled 5 RC holes and conducted BLEG (bulk leach extractable gold) sampling and air photo interpretation. BLEG sampling involves a large sample of soil or rock that is leached using cyanide to determine gold and silver content down to a detection limit of as little as 1.0 part per billion.

(4) (i) The Bruner mine is currently being optioned to Patriot Gold until 2016.  In 2003 and 2004, the Company completed an exploration program consisting of geologic mapping, surface geochemical sampling, and a ground magnetics and CSMT geophysical surveys to help identify pediment covered faults that could host gold/silver mineralization.

Geologic mapping of rocks exposed in the western portion of the claims shows several small quartz bearing structures trending northwest and dipping steeply to the northeast. These small structures may indicate larger veins at depth.

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

On September 23, 2005, the Company completed an Exploration and Option to Enter Joint Venture Agreement (“Agreement”) with Electrum Resources LLC (“Electrum”) relating to the Bruner property. Please refer to the Company’s Form 8-K filing with Securities and Exchange Commission on September 29, 2005 for a more detailed description of the transaction with Electrum. In late May 2006, Electrum commenced a 9 hole exploratory drilling program on the Bruner property which targeted deeper prospects on the property. The drill program encountered several short intervals of relatively low grade gold mineralization with no zones of the high grade mineralization. Based on the results of the drill program, on January 18, 2007, Electrum terminated the joint venture arrangement with the Company.

On April 3, 2009, the Company completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party (“Patriot Gold”), to acquire the exclusive option to the Bruner Property. Patriot Gold paid the Company the sum of $30,000 at closing.  In order to earn its option to the property, Patriot Gold is required to make the following annual property option payments on April 1;  $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016. Upon meeting the conditions of the agreement, Patriot Gold shall be entitled to an undivided 100% right, title and interest in and to the Property subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to the Company and a 2% NSR payable to the former Property owner. Patriot Gold may purchase 1% of the Company’s 1.5% NSR royalty for an additional payment of $500,000 under certain conditions. The agreement is terminable under certain conditions, including at the option of Patriot. Patriot has made the annual property option payments of through fiscal 2013.

(ii) The Bruner property does not have any equipment on site at this time. Surface improvements as stated above are drill holes.  Power is brought on site via generators.

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

#9 Mining Operation Disclosure Capatola Mines

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

These pregranitic rocks are metamorphosed partly as a result of heat from and deformation by granitic intrusion. Rocks of the larger masses of metamorphic rocks are less thoroughly recrystallized and metamorphosed than those of the smaller and thinner masses. Generally the metamorphic rocks are in the low and medium grades of metamorphism. In the larger masses, the rocks, especially siltstones and shale’s, appear to be not very affected.

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

#10 Mining Operation Disclosure Beatty (Barrick) Bullfrog

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

(ii) There is a Dresser 570 payloader, forklift and Volvo semi truck with a 40’ trailer at or near the property. A 24’ x 60’ mobile office was purchased for the property, but has not been delivered or set up as of this report.

(iii) The Turner Ranch mill property has an office on site, water, and power via the local Beatty utilities district. The site also has a Dresser 570 wheel loader, and commercial fork lift.  The mineral claims which are located close to the Mill (1 mile) have no equipment on site.

(5) The Bullfrog Hills are at the western edge of the southwestern Nevada volcanic field.

Subsequent Acquisition of the Golden Eagle Placers.

Golden Eagle Placers Mine

(1) Location: The Golden Eagle Placers mine is located in township 35 north, range 34 east, and encompasses the entire section 29. The Golden Eagle mine is located 27.8 miles from the town of Winnemucca Nevada of HYW 80/Jungo RD.

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

American Metallic Mine

Lat/Long: 37.628566 , -117.237919
DMS: 37° 37' 42", -117° 14' 16"
UTM: N:4164631.56, E:479006.42,
Zone: 11S
American Metallic Mine A.K.A. Gallaic Mine
NMC#1068410 T4S R42E N1/2 NW1/4 NW1/4
Sec.2
Aurum Exploration, Inc.
Total Area of Property
0 1 2 3 4
Miles
N
S
E
W
Sketch 1
5630 T
Mine Shaft
GOLDFIELD
JEEP TRAIL
4WD
HILLS
Telephone Line
Prospects
Prospect
Adit
Mine
R 42 E
5449
BM 5411
5424AT
BM 5405
6233 T
6404 T

(1) Location: The American Metallic mine is located in township 4 south, range 42 east, and encompasses the N1/2 NW1/4 NW1/4 of section 2. The mine is 36 miles from the town of Tonopah Nevada of HWY 95 S.

(2) Description of claim: The American Metallic mine consists of 20 acres of un-patented land. The annual assessment for this property is $140

(3) History of Previous Operations: The American Metallic mine was previously worked back in the 1890's by a large number of miners that traveled from the mines in California. The site has an extensive amount of shafts, adits, and tailings that were left by the early group of miners that were in search of gold.

(4) (i) The American Metallic mine is an open cast surface deposit with additional subsurface workings. At this time the property is without known reserves and the proposed program is exploratory in nature.

(5) Extensionally faulted volcanic rocks, ranging in age from about 13.3 million years to about 7.6 million years, overlie the region's Paleozoic sedimentary rocks. The prevailing rocks, which contain the ore deposits, are a series of rhyolitic lava flows that built to a combined thickness of about 8,000 feet (2,400 m) above the more ancient rock. After the flows ceased, tectonic stresses fractured the area into many separate fault blocks. Most of these blocks tilt to the east, and the horizontal banding of individual flows shows clearly on their western scarps. Within the blocks, the ore deposits tend to occur in nearly vertical mineralized faults or fault zones in the rhyolite. Most of the lodes in the Bullfrog Hills are not simple veins but rather fissure zones with many stringers of vein material.

Placeritas Mines

(1)  Location: The Placeritas mines are located in township 33 north, range 30 east, and encompasses portions of section 19 and 31. The mine is 75 miles from the town of Lovelock Nevada of HWY 80 W.

(2) Description of claim: The Placeritas mines consists of 200 acres of unpatented land. The annual assessment for this property is $1560.

(3) History of Previous Operations: The placeritas mines were previously worked back in the 1870's by a large number of prospectors that origins are unknown. The site has an extensive amount of adits, and tailings that were left by the group of prospectors that were in search of gold.

(4) (i) The Placeritas mines are an open cast surface deposit with additional subsurface workings. At this time the property is without known reserves and the proposed program is exploratory in nature.

(5 The ore body is a sulphide quartz vein carrying gold and silver, associated with fractures in a diabasic dike. Primary minerals are quartz, pyrite, tetrahedrite (argentiferous), galena, sphalerite, chalcopyrite and native gold. Secondary enrichment appears to have yielded covellite, chalcocite, stephanite, and argentite. After deposition of most of the quartz and sulphides, reopening of the fracture permitted the deposition of additional quartz, together with tourmaline and some more sulphides. The solutions are thought to have come from a neighboring granodiorite stock, and the deposits are regarded as mesothermal or possibly hypothermal.

Subsequent Acquisition of Claims in Baja California, Mexico.

In January 2013, the Company leased certain claims from the mother of the current President of the Company’s Mexican subsidiary which covers 22.5 acres, in Baja California, Mexico for a period of five (5) years. The lease provides a payment of $300 per month. These claims are known as the “Mother Lode” claims. In addition, effective March 13, 2013, the Company executed a lease agreement to conduct mining operations and other related activities on approximately twenty four (24) hectares, at the plot number 28 Northwest of Ejido 18 de Marzo, in the City of Ensenada, Baja California, Mexico (the “Property”).  The owner of the Property is Tito Calas Zarate.

The principal provisions of the agreement include:

(1) Term - Four (4) Years;

(2) Rental Payment - $200.00 (US) per month;

(3) Lease Rights - Assignable by the Company;

(4) Improvements - Improvements made by the Company are for the benefit of the Owner;

(5) Maintenance and Repairs - The property must be maintained by the Company to at least its current condition;

(6) Option to Purchase - During the term, the Company has the first option to negotiate and purchase the property.

Description of our Current Business

Since the acquisition of PGPI, our operations have focused on planning, developing and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in Nevada through PGPI, our wholly owned subsidiary. In addition to our interest in the Bruner Option and the mining claims in Nevada, we also lease certain mining claims in the Baja California, Mexico. The main focus of current activity has been on mining claims in Baja California, Mexico. During June 2013, we commenced limited operations on the mining claims known as the Mother Lode which we acquired in early calendar year 2013. These claims have both placer and hard rock geological characteristics, and presently we are mining the placer portion of the claim. We mine the placer material using heavy equipment and then process the material through a wash mill located on the premises. We purchased a majority of the necessary heavy equipment and mill in 2012. We have not established any proven or probable reserves on this property.

We currently have four full time employees located in Mexico, including the President of our Mexican subsidiary, and two part time employees in the United States consisting of our President and Chief Operating Officer.

Types of Claims

*   a patented mining claim is a mineral claim originally staked on land owned by in the United States Government, where all its associated mineral rights have been secured by the claimant from the U.S. Government in compliance with the laws and procedures relating to such claims, and title to the surface of the claim and the minerals beneath the surface have been transferred from the U.S. Government to the claimant. Annual mining claim assessment work is not required, and the claim is taxable real estate.

*   an unpatented mining claim is a mineral claim staked on federal, state or, in the case of severed mineral rights, private land to which a deed from the U.S. Government or other mineral title owner has not been received by the claimant. Unpatented claims give the claimant the exclusive right to explore for and to develop the underlying minerals and use the surface for such purpose. However, the claimant does not own title to either the minerals or the surface, and the claim is subject to annual assessment work requirements and the payment of annual rental fees which are established by the governing authority of the land on which the claim is located. The claim may or may not be subject to production royalties payable to that governing authority.

Exploration Business and Operations

Initially, we intended to permit and reactivate these mining claims.  As of today, the Company plans to sell most of its mining properties in Nevada and obtain a mining permit for the Golden Eagle claims.  Funding to complete the construction and start production at the Golden Eagle is estimated to be $500,000, including $200,000 for plans and permits, including environmental, $ 50,000 for site improvements (road construction) and $250,000 for installation of wash plant and equipment. We presently do not have the funds available and there can be no assurance we will be able to obtain the necessary funds.

The Company doesn’t expect to do any mining in Nevada in the year 2013 and there can be no assurance the Company will be able to sell or have the financing to complete the permitting of the Golden Eagle or ever mine in Nevada.

We have accumulated substantial losses and our auditor has issued to us a going concern opinion. We expect to continue to incur losses unless and until we generate sufficient revenue from production to fund continuing operations including exploration and development costs. We expect such losses or the monthly burn rate to be in the range of $40,000 to $60,000. There is no assurance we will be profitable for any quarterly or annual period. We anticipate we will need to raise approximately $5,000,000 to $7,000,000 in the next 12 months to fund our planned exploration expenditures, debt service and general working capital requirements. We plan to raise the financing through debt and/or equity placements. Failure to raise needed financing could result in us having to scale back or discontinue exploration activities or some or all of our business operations.

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

We have retained AMEC in Reno, Nevada to meet the environmental regulations and obtain required mining permits for our Golden Eagle property. The costs of such permits are estimated at approximately $138,000, which is on the low side merely because we own the property outright and will be dealing strictly with the State and County, rather than the Bureau of Land Management (“BLM”). However, we have prepared the permits required to modify the right of way using the BLM road to access our Golden Eagle property. Owning the property omits much of the red tape required to mine federally owned property where the company only has the mineral estates claimed in Nevada.

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

The Share Exchange

On March 23, 2012, we (as buyer) entered into, and closed on, a Share Exchange Agreement (the “Exchange Agreement”) with the shareholders of Placer Gold Prospecting, Inc. (“PGPI”), a Florida corporation, pursuant to which we acquired all 162,350,000 outstanding shares of common stock of PGPI in exchange for 162,350,000 shares of our common stock (the “Share Exchange”). Immediately prior to the Exchange Agreement, we had 19,354,044 shares of common stock issued and outstanding.

The transaction has been accounted for as a reverse recapitalization, a procedure that treats the transaction as though PGPI had acquired AIVN.  Under the accounting for a reverse recapitalization, the assets and liabilities of AIVN were recorded on the books of the continuing company, and the stockholders' equity accounts of AIVN were reorganized to reflect the terms of the Share Exchange.  No goodwill or other intangible asset was recognized.

After closing of the Share Exchange, the former shareholders of PGPI now own approximately 89% of our common stock and we own 100% of PGPI.  PGPI is in the business of mining exploration and acquisition.

Jack Wagenti, our CEO, executed the Exchange Agreement on our behalf. Mr. Wagenti was a founder, CEO and director of PGPI, and also owned 25 million shares of common stock of PGPI (approx. 16%) at the time of the closing of the Share Exchange (the “Closing”).  Frederick Dunne, Jr., one of our directors as of Closing, owned 1,000,000 shares of common stock of PGPI (less than 1%) as of the closing.   Arthur Ackerman, one of our directors as of closing, owned 6,000,000 shares of common stock of PGPI (approximately 3.6%) as of the closing.

 After giving effect to the Share Exchange, there were 181,695,044 shares of our common stock outstanding, of which approximately 89% are held by the former shareholders of PGPI. Prior to the Share Exchange, we were a shell company with no business operations.  As a result of the Share Exchange, we are no longer considered a shell company and there was a change in control of the Company.

The issuance of the shares of our common stock pursuant to the Share Exchange, was made in reliance upon an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation D promulgated thereunder.  As such, the shares of our common stock may not be offered or sold unless they are registered under the Securities Act or an exemption from the registration requirements of the Securities Act is available.

Item 1A. Risk Factors.

Risk Factors

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

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going development and care and maintenance efforts at our mineral properties. The continued development and care and maintenance of our mineral properties will require significant amounts of additional capital. As a result, we may need to explore raising additional capital during fiscal 2014 and beyond so that we can continue to fully fund our planned activities. Our ability to obtain this financing will depend upon, among other things, the price of gold and the industry’s perception of its future price. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding. Therefore, availability of funding is dependent largely upon factors outside of our control, and cannot be accurately predicted. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted.

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

Through May 31, 2013, we expect to incur approximately $160,000 in permitting costs in fiscal 2013. There can be no assurance we will be able to acquire the funding needed.

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

Since its formation on January 25, 2012, Placer has incurred substantial losses and AIVN has accumulated substantial losses during its existence.  In addition, we presently have no revenue.  During the reporting period ended May 31, 2013, we had no revenues from operations and have reported an operating loss of approximately $6,000,000. We expect to continue to incur losses unless and until we generate sufficient revenue from production to fund continuing operations including exploration and development costs. We expect such losses or the monthly burn rate to be in the range of $40,000 to $60,000. There is no assurance we will be profitable for any quarterly or annual period. Our failure to report profits may adversely affect the price of our common stock and you may lose all or part of your investment.

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

Item 1B.  Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2.  Properties.

See our mining properties in Item 1 Business. In addition, we lease office space from our President at no charge to us under an oral arrangement between the parties.

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

During the period ended May 31, 2013, we did not conduct mining operations nor maintain any mining properties in the US.  Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the  period ended May 31, 2013.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information OTC Markets

Our common stock currently trades on the OTC Markets under the symbol “AIVN”. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the pink sheets. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended May 31, 2013:
First Quarter	$0.52	$0.23
Second Quarter	$0.44	$0.22
Third Quarter	$0.51	$0.30
Fourth Quarter	$0.38	$0.12

Fiscal year ended May 31, 2012:
First Quarter	$0.03	$0.03
Second Quarter	$0.02	$0.02
Third Quarter	$0.15	$0.15
Fourth Quarter	$0.27	$0.23

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

Equity Compensation Plan Information

On March 23, 2012, the Company’s Board of Directors approved the 2012 Stock Option Plan (the “Plan”), which was approved by the shareholders on November 9, 2012. Members of the Board of Directors each received five hundred thousand (500,000) options to purchase Company common stock at an option price of $0.36 for a total of one million five hundred thousand. (1,500,000).

Recent Sales of Unregistered Equity Securities

During the twelve months ending May 31, 2013, we issued 15,755,000 shares of common stock as follows:

•

7,310,000 shares of our common stock accompanied by 3,655,000  warrants to acquire our common stock at $1.00 per share  to accredited investors for $913,750 in cash:

•

1,100,000 common shares to our three Directors for services rendered in fiscal year 2012.

•

5,175,000 common shares to consultants for services.

•

120,000 common shares to Natchez Pass LLC for a thirty day option to acquire a mining property.

•

50,000 common shares to acquire for the North Star claim.

•

1,000,000 common shares were issued in conjunction with the planned venture to develop a mining claim.  The venture was not finalized.

•

500,000 common shares to Eduardo Lino Boullosa Alvarez, 200,000 common shares to Thelma Cecena Bustamante, 100,000 common shares to Briana Boullosa Cecena, 100,000 common shares to Lino Manolo Boullosa Alvarez and 100,000 common shares to Eduardo Boullosa Ceena as part of the agreement for the acquisition of leases in Baja California, Mexico.

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

Recent Events

As reported on our Form 8-K filed on July 15, 2013 effective July 5, 2013, Mr. Brendan Nash resigned as Chief Executive Officer of the Company.

Overview

At this time, our primary focus is on gold and silver properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Currently, we have produced nominal amounts of gold or silver from our properties. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives doesn’t occur we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.

As of fiscal year ended May 31, 2013, we have earned no revenues from our operations and have relied on equity and debt financing to fund our operations.

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures during the fiscal year 2013, most of our investment in mining properties do not appear as an asset on our balance sheet.

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

Results of Operations.

Revenue

The Company had no revenues during either the year ended May 31, 2013 or the period ended May 31, 2012.

We do anticipate earning revenues for the next fiscal year. We can provide no assurance that we will obtain additional funding to optimize our potential.

Operating expenses

We incurred operating expenses in the amount of $5,897,868 for the year ended May 31, 2013, whereas we incurred $275,990 during the period ended May 31, 2013. The significant increase reflects significant equity based compensation during the year ended May 31, 2013, whereas previously there was none.

Interest Expense

Interest expense for the year ended May 31, 2013 and the period ended May 31, 2012 were $26,212 and $0, respectively. The increased interest expense on loans incurred at end of fiscal year 2012 for the acquisition of mining claims.

Provision for Income Taxes

The Company incurred taxable losses in the year ended May 31, 2013 and the period ended May 31, 2012 and, consequently, no provision was required for income taxes.

Other Income

During the year ended May 31, 2013, the Company had other income of $50,000 which represents the payment received under the Option Agreement with Patriot Gold. The Company received a comparable $ 45,000 payment in the period ended May 31, 2012.  During the year ended May 31, 2013 the Company also had $461,550 from the revaluation to fair value of warrants classified as liabilities.  There was none in the previous period.

Net Loss

The Company incurred a net loss of $5,412,524 for the year ended May 31, 2013 as compared to net loss of $230,874 for the period ended May 31, 2012.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we have experienced losses since Inception (January 25, 2012), and as of May 31, 2013, have a working capital deficit of $95,972, recurring negative cash flows from operations and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As of the fiscal year ended May 31, 2013, we had total assets of $1,889,929, including net fixed assets of $557,780, and mining claims of $1,321,707.  Our current liabilities totaled $106,414, our long term debt was $357,993, there was a 543,000 warrant liability; and stockholders' equity amounted to $882,522.

In our audited financial statements for the fiscal year ended May 31, 2013 contained in our Annual Report on Form 10-K, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

For the period ended May 31, 2013, we raised a total of $913,750 through sale of shares of our common stock and warrants.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from sales of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next twelve (12) months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

American International Ventures, Inc.

We have audited the accompanying consolidated balance sheets of American International Ventures, Inc. (an exploration stage company) as of May 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended May 31, 2013 and for the period from January 25, 2012 (date of formation of exploration stage company) to May 31, 2012. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of American International Ventures, Inc. (an exploration stage company) as of May 31, 2013 and 2012, and the results of its operations and cash flows for the year ended May 31,2013 and the period January 25, 2012 to May 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 4 to the consolidated financial statements, at May 31, 2013 the Company had no established source of revenue, and had suffered losses of $5,412,524 since formation.  These conditions raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 4.  The financial statements do not include any adjustments to reflect the effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

December 13, 2013

/s/Jeffrey & Company

Jeffrey & Company

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS
	May 31, 2013	May 31, 2012
ASSETS
Current Assets
Cash	$ 10,442	$ 71,413
Total current assets	10,442	71,413

Fixed Assets
Vehicles	127,468	106,496
Mining equipment	528,999	461,901
Total assets	656,467	568,397
Less accumulated depreciation	(98,687)	(4,241)
Net fixed assets	557,780	564,156

Other Assets
Escrow and other advances	-	719,000
Mining claims	1,321,707	718,000
Total other assets	1,321,707	1,437,000

TOTAL ASSETS	$ 1,889,929	$ 2,072,569

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$60,281	$ 110,023
Current portion of notes payable	11,133	10,603
Convertible notes	35,000	-
Total current liabilities	106,414	120,626

Long Term Liabilities
Long Term Portion of debt	$357,993	341,397
Warrant liability	543,000

Total long term liabilities	900,993	341,397

Total Liabilities	1,007,407	462,023

Stockholders' Equity

Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding 204,220,044 and 188,465,044 shares, respectively	2,042	1,885
Additional paid in capital	6,523,878	1,839,535
Loss accumulated during exploration stage	(5,643,398)	(230,874)
Total stockholders’ equity	882,522	1,610,546
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,889,929	$ 2,072,569

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

	Year 2013	Period From January 25, 2012 To May 31, 2012	Period From January 25,2012 To May 31, 2013

Sales	$ -	$ -	$ -

Expenses	5,897,868	275,990	6,173,858
Operating loss	(5,897,868)	(275,990)	(6,173,858)
Other Income and Expense:
Interest income	6	116	122
Interest expense	(26,212)	-	(26,212)
Option income	50,000	45,000	95,000
Warrant revaluation	461,550	-	461,550

Total other income	485,344	45,116	536,460

Net Loss	$ (5,412,524)	$ (230,874)	$ (5,643,398)

Net Loss Per Share – Basic and Diluted	$ (.03)	$ -

Weighted Average Number of Shares Outstanding	198,335,498	109,373,390

The accompanying notes are an integral part of financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY For the Period January 25, 2012 (Date of Formation) to May 31, 2013

	Common Shares		Paid In	Accumulated
	Number	Par Value	Capital	Deficit	Total
Balance, January 25, 2012	-	$ -	$ -	$ -	$ -

Shares issued to founders	38,500,000	38,500	(38,500)	-	-

Shares issued for cash	24,350,000	24,350	462,650	-	487,000

Shares issued for mining claims acquired from company under common control	100,000,000	100,000	(100,000)	-	-

Shares issued for mining claims	400,000	400	159,600	-	160,000
Loss prior to reverse acquisition	-	-	-	(60,360)	(60,360)
Balance, March 23, 2012	163,250,000	163,250	483,750	(60,360)	586,640
Recapitalization as part of reverse acquisition	19,345,044	(161,424)	195,844	-	34,420

Transactions after reverse acquisition:

Shares issued for cash	3,020,000	30	414,970	-	415,000

Shares issued for mining claims	600,000	6	154,994	-	155,000

Shares issued to secure escrow agreements	2,250,000	23	554,977	-	555,000

Warrants issued to secure escrow agreements	-	-	35,000	-	35,000

Loss since reverse recapitalization	-	-	-	(170,514)	(170,514)
Balance, May 31, 2012	188,465,044	1,885	1,839,535	(230,874)	1,610,546

Shares issued for cash	7,310,000	73	913,677	-	913,750

Shares issued for abandoned claims	1,120,000	11	347,989	-	348,000

Shares issued as lease incentive	1,000,000	10	369,990	-	370,000

Other shares for service	6,275,000	63	2,236,187		2,236,250

Fair value of options granted			495,000		495,000

Fair value of warrants issued as compensation			300,000		300,000

Shares issued for mining claim acquisition	50,000	-	21,500	-	21,500

Loss for year	-	-	-	(5,412,524)	(5,412,524)
Balance, May 31, 2013	204,220,044	$2,042	$6,523,878	$(5,643,398)	$ 882,522

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS YEAR ENDED May 31, 2013
	Year Ended May 31, 2013	Period January 25, 2012 (Date of Formation) To May 31, 2012	Period From January 25, 2012 (Date of Formation) to May 31, 2013)
Cash Flows From Operating Activities:
Net loss	$(5,412,524)	$(230,874)	$ (5,643,398)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Impairment	300,000		300,000
Depreciation	94,446	4,241	98,687
Interest charge related to debt discount	209		209
Deposit writeoff	118,000		118,000
Warrant issued for services	1,004,550		1,004,550
Revaluation of warrant issued for services	(461,550)		(461,550)
Equity items issued for services	2,731,250		2,731,250
Shares for abandoned claims	348,000		348,000
Shares in conjunction with lease	370,000		370,000

Changes in assets and liabilities:
Increase in accounts payable and accrued expenses	10,258	28,323	38,581
Increase in convertible notes	10,000		10,000

Net cash consumed by operating activities	(887,361)	(198,310)	(1,085,671)

Cash Flows From Investing Activities:
Purchases of fixed assets	(73,070)	(508,397)	(581,467)
Purchases of mining claims	(13,800)	(133,000)	(146,800)
Advances for escrow	-	(29,000)	(29,000)
Adjustment to escrow			-
Cash received as part of reverse recapitalization	-	38,120	38,120

Net cash consumed in investing activities	(86,870)	(632,277)	(719,147)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	913,750	902,000	1,815,750
Proceeds of convertible note	10,000		10,000
Payments on financing lease	(10,490)		(10,490)

Net Cash provided by financing activities	913,260	902,000	1,815,260

Net change in cash	(60,971)	71,413	10,442

Cash balance, beginning of year	71,413	-	-

Cash balance, end of year	$10,442	$71,413	$10,442

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

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

b. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses, and notes payable, approximate their fair values at May 31, 2013.

c. Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during that period. During periods in which a net loss has occurred, outstanding options, warrants, and convertible notes are excluded from the calculation of weighted average number of shares outstanding as their inclusion would be antidilutive.

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

May 31, 2013

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

h. Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense during the year ended May 31, 2013 or the period from January 25, 2012 to May 31, 2012.

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

l. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From formation (January 25, 2012) to May 31, 2013, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining claims, mapping, and assaying. No revenue has been realized through May 31, 2013, except for the receipts of property option payments of $50,000 for the year ended May 31, 2013 and $45,000 for the period from January 25, 2012 to May 31,2012 - see Note 6.

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

As of May 31, 2013, none of the mine concessions met the requirements for proven reserves; development costs are therefore expensed.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

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

Note 3. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2013, the Company issued 1,100,000 shares of Company stock valued at $416,000 and awarded 1,500,000 options exercisable at $0.36 a share valued at $495,000, to its directors.

The Company also issued 50,000 shares to the  Company president at the time of  the transaction in conjunction with the acquisition of a mining claim.

The president of AIVN de Mexico owns the land where AIVN de Mexico has its mining camp.  The Company paid $9,800 during the year in rent.

During the period January 25, 2012 (date of formation of Placer) to May 31, 2012, the Company issued 100,000,000 shares to its primary shareholder as consideration for mining claims contributed to the Company. The Company also purchased the Golden Eagle #2 site (702.3 acres) from the Company’s former President for consideration of 2,000,000 shares of common stock, and $101,000 in cash and a note payable, for a total consideration of $601,000. The Company also issued 27,100,000 shares to certain of our officers and directors who also were the founders of  Placer Gold Prospecting Inc. One the Company's directors paid cash ($120,000) for 6,000,000 shares of Company stock.

Note 4. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced a loss since its formation of $5,643,398, and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. This lack of liquidity raises substantial doubt about the ability of the Company to continue as a going concern.  Management's current plans to overcome this problem, the realization of which cannot be assured, include development of the Company's Mexican mining claims and securing financing to support these development plans.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

Note 5. MINING CLAIMS

The main activity of the Company will be the exploitation of mineral resources from its mining claims. Since its inception, the Company has acquired mining claims, listed below, and is currently exploring these claims and expects to begin exploiting them during the next year.  The current exploitation efforts are focused on mining claims in Mexico, which were leased in January and March, 2013.

Mine	Type	Acres	Acquisition Date
Capatola	Patented	15.5	3/8/12
Capatola	Unpatented	40	3/8/12
Stud #1 #2	Unpatented	41.3	3/14/12
TNT #1 & #2	Unpatented	41.3	3/14/12
El Tule Canyon	Unpatented	3,070	3/14/12
Bull Frog (Gold Valley)	Unpatented	100	3/2/12
Gypsy	Unpatented	160	3/2/12
Reward Monster	Unpatented	80	3/2/12
Virgilia	Patented	60	3/2/12
Indian Mines	Patented	122	3/14/12
Placeritas	Unpatented	480	4/30/12
Turner Ranch (Bull Frog #2)	Patented	39.3	4/30/12
American Metallic	Unpatented	20.7	5/9/12
Bullfrog #3	Unpatented	80	5/15/12
Golden Eagle	Patented	702.3	6/3/12
Golden Eagle	Unpatented	40	6/3/12
North Star	Unpatented	40	8/2/12

Title to the 40 acre North Star claim has not been perfected.   The Company is pursuing the matter through legal means and expects resolution shortly.  As noted above, this claim was acquired August 2, 2012 in return for 50,000 shares of Company common stock, valued at $21,500.

Note 6. ESCROW AND OTHER ADVANCES

During April 2012, the Company entered into two contracts to acquire mining claims, which had not closed as of May 31, 2012. To secure these transactions, the Company made advances against one contract and made escrow deposits for the other contract.

The transaction for which escrow deposits were made closed on June 3, 2012, involving the purchase of a 742.3 acre parcel for $1,000 in cash, a $100,000 promissory note and 2,000,000 shares of Company common stock valued at $500,000.  The second proposed acquisition did not close because of problems with the seller's title.  The Company refused to make scheduled payments on this contract and forfeited deposits previously made.  These deposits consisted of cash of $28,000, 250,000 shares of Company common stock, valued at $55,000, and 250,000 warrants to purchase Company common stock, which were valued at $35,000.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

Note 7. PROPERTY OPTION AGREEMENT

On April 1, 2009, the Company entered into a Property Option Agreement with Patriot Gold Corporation (“Patriot”) whereby Patriot may acquire an undivided right in the Company’s patented Bruner claim, subject to an existing 2% net smelter return in favor of the prior property owners and a 1.5% net smelter return reserved by the Company. The option requires annual payments to the Company ranging from $45,000 to $60,000, due on or before April 1 of each year, with a final payment of $1,185,000 due on or before April 1, 2016, for a total payment amount of $1,500,000. A payment of $50,000 was received during the current year. Patriot also has the right to prepay all of the scheduled option payments, at which time it would acquire a 100% interest in the property. It also has the right until thirty days after beginning mine construction to purchase from the Company the 1.5% smelting right for $500,000. During the option period, Patriot has the right of access to enter upon and take possession of and prospect, explore and develop the property in such manner as Patriot in its sole discretion may deem advisable, subject to certain conditions. The option is terminable at any time by Patriot.

Note 8. NOTES PAYABLE.

As part of the consideration for the acquisition of certain mining claims, the Company issued promissory notes, as follows:

Claim	Current Portion	Long - Term	Term of Note
Note for acquisition of Turner Ranch mining claim	-	$ 252,000	Principal due at the end of three years (on April 30, 2015), with interest at 5% per annum

Note for acquisition of Golden Eagle #2 mining claim	-	67,615

Principal due three years from time of closing of escrow (July 2, 2012); the debt is non-interest bearing but interest has been imputed @16%; payments of $874 are due each month with the balance of $67,615 due at maturity.

Equipment financing lease	11,133	38,378	Principal on 6,55% equipment lease is due June 1, 2018
	$11,133	$ 357,993

The following is a table of payment requirements associated with this debt:

Fiscal Year Ended
May 31, 2014	11,133
May 31, 2015	331,500
May 31, 2016	12,684
May 31, 2017	13,809
$369,126

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

Note 8.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection" .  In accordance with pronouncements of the FASB, these warrants were initially valued at $1,004,550 and have been classified as a liability.  They will be periodically revalued by use of a Black Scholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the year ended May 31, 2013, the value was reduced to $543,000.

Note 10. STOCK OPTIONS

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

During the year ended May 31, 2010, the Company modified the exercise price and extended the exercise period for the 1,500,000 options that remained outstanding at that time. In addition, 200,000 options were issued to new directors on September 29, 2009. These additional options have fully vested. The value of the modification and of the additional options has been expensed in the year the modification and grant occurred.

The following is a recap of options activity during the year ended May 31, 2013:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Options outstanding at January 25, 2012	1,400,000	$.05
Options granted during under the 2012 plan	1,500,000	$.36
Options exercised or cancelled	-	-
Options outstanding and exercisable at May 31, 2013	2,900,000	$.21
Weighted average remaining life of outstanding options – years	2.92

During fiscal year 2013, the Company shareholders adopted the 2012 option plan, as approved in accordance with Delaware Corporation General Law, by which the Board can issue 5,000,000 options to purchase common stock.  Under the plan 1,500,000 options were granted.

The weighted average fair value of options granted during the years was $.33. The fair value of options  was estimated on the date of grant using a Black-Scholes valuation model.

The assumptions used in developing the fair value were as follows:

Stock volatility	178.52%
Expected life	5 Years
Dividends	None
Risk free rate	1.49%

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

Note 11. STOCK AND PAID IN CAPITAL

The following schedule summarizes shares and related additions to paid in capital:

	Shares	Amount

Balance May 31, 2012	188,465,044	$1,841,420
Shares sold for cash	7,310,000	913,750
Shares issued for services	6,275,000	2,236,250

Shares issued for abandoned claims	1,120,000	348,000
Shares issued in conjunction with lease	1,000,000	370,000
Shares issued for mining claims	50,000	21,500

Fair value of options granted	-	495,000
Value of warrants as compensation		300,000

Shares issued to secure escrow agreements
Balance May 31, 2013	204,220,044	6,525,920

Note 12.  SHARES ISSUED FOR SERVICES

During the fiscal year ended May 31, 2013, the Company issued 1,100,000 shares of common stock to its directors for services rendered, which were valued at $432,000. In addition, during that same period, the Company issued 5,175,000 shares of common stock to various consultants for services rendered, which were valued at $1,804,250.

The following applies to the stated common stock issued for services:

Shares issued for services	$ 2,236,250
Fair value of options granted	495,000
Equity items issued for services per Cash Flow Statement	$ 2,731,250

Note 13. WARRANTS

There were 7,620,000 warrants outstanding at May 31, 2013, as detailed below:.

Number of Warrants	Exercise Price	Weighted Life (in Years)
250,000	$0.25	1.00

1,150,000	1.00	.12
605,000	1.00	.37
1500,000	1.00	.62
400,000	1.00	.87
2,715,000	0.125	4.21
1,000,000	0.40	.7

Each of the warrants, except the one described in Note 9, has a provision allowing the Company to redeem it for $.00001 per warrant on 30 days notice.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

Note 14. RENTALS UNDER OPERATING LEASES

The Company conducts its operations from the home of one of its officers. There is no rental agreement for the use of the office. If rent were charged, the amount would be insignificant.

The Company now leases mining claims in Mexico.  These leases were executed during January and March 2013.  The rental expense for the claims was $2,100 in the year ended May 31, 2013.  The Company also paid rent on a monthly lease for office space in Mexico ($9,800) and on a car lease expiring in December 2014 ($16,056).

The commitments under these leases are as follows:

Years Ended May 31,	Amount
2014	$22,056
2015	15,366
2016	4,800
2017	2,000

Note 15.  CONVERTIBLE DEBT

The Company has approved a $1,250,000 Convertible Note Issuance, at 16%, convertible to Company stock at $.20 per share.  As of May 31, 2013, the Company had issued $35,000 of these notes.

Note 16. INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; an NOL of $3,167,103 had accumulated at May 31, 2013 and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance. If not used, the carryforwards will expire as detailed below.

Year Ended May 31,	Amount
2017	$102,907
2018	154,637
2019	72,578
2020	28,123
2021	124,157
2022	137,570
2023	80,079
2024	161,194
2025	217,636
2026	156,448
2027	55,133
2028	32,333
2030	8,065
2032	230,874
2033	1,605,369

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

Note 16. INCOME TAXES (continued)

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $240,806 during the year ended May 31, 2013.

Total
Deferred Tax Assets	$ 475,066
Realization Allowance	(475,066)
Balance Recognized	$ -

The effective tax rate is as follows:

Statutory Federal Rate	34%
Effect of Valuation Allowance	(34%)
Effective Rate	0%

Note 17. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

The Company made cash payments for interest of $12,600 and $1,050 during the years ended May 31, 2013 and the period January 25 to May 31, 2012.  The Company did not make any cash payments for income taxes during either of those periods.

The following non-cash financing and investing activities took place during the period January 25, 2012 (date of formation) to May 31, 2012:

The Company financed the acquisition of a mining claim through the issuance of a three year 5% note for $252,000. The Company partially financed acquisitions of mining claims through the issuance of 1,000,000 shares of stock, valued at $315,000.

Assets were placed in escrow at May 31, 2012 to secure the acquisition of a mining claim.  These assets included 2,000,000 shares of Company stock, valued at $500,000.  Other assets were on deposit with the seller at May 31, 2012 to secure the acquisition of a second claim.  These included 250,000 shares of Company stock, valued at $55,000, and 250,000 warrants to acquire Company stock, valued at $35,000.

A $60,000 portion of the fixed asset purchases was financed by the Company assuming accounts payable.

During the year ended May 31, 2013, the Company closed escrow on the claim acquisition that involved 2,000,000 shares of company stock.

The following additional non-cash investing activities took place during the year ended May 31, 2013.

The Company financed the acquisition of a mining claim with 50,000 shares of stock, valued at $21,500.

The Company refinanced an existing $60,000 payable stemming from prior year fixed asset acquisition with a five year, 6.55% equipment lease.

The Company partially financed the acquisition of a fixed asset with through the issuance of a convertible note issued during year.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2013

Note 18. ADMINISTRATIVE EXPENSES

Included within Administrative Expenses are the following:

	Pe
	Year Ended May 31, 2013	Period From January 25, 2012 to May 31, 2012

Consulting expense	$1,625,376	$ -
Director awards	911,000	-
Value of equity items for services	1,005,016	-
Value of equity item in exchange for stock investment	300,000	-
Lease expense, including stock issued as leases signing incentive	418,657	-
Value of stock issued for mining claim option	48,000	-
Escrow write off	118,000
Value of stock issued in conjunction with abandoned mining claim	300,000	-
Equipment relocation	111,495	-
Professional fees	273,243	25,223
Geology fees	78,655	82,820
Depreciation expenses	94,446	4,241
Office expenses	2,018	17,258
Marketing	-	11,940
Travel	21,117	24,321
Executive compensation	40,000	20,000
Repairs and maintenance	16,311	20,789
Parts and supplies	8,881	21,931
Labor costs	78,339	11,182

Note 19. SUBSEQUENT EVENTS

In June 2013, the Company issued 750,000 shares to its three directors for services.

The Company issued 200,000 shares of common stock to a third party for services rendered in permitting of mines for AIVN de Mexico.

During the quarter ended August 31, 2013, the Company sold an additional $70,000 of convertible notes.

On September 10, 2013, the Company extended until September 30, 2014 the exercise period for warrants exercisable at $1.00 that had original exercise periods that had expired at May 31, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (the same individual) , we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were not effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our management has concluded that internal control over financial reporting was not effective as of May 31, 2013.

There were no changes in our internal controls over financial reporting during the fiscal period ended May 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal period ended May 31, 2013 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth the names and ages of each of the persons designated to become members of the Board of Directors and Executive Officers effective upon closing of the Share Exchange

Name	Age	Positions and Offices to be Held
Jack Wagenti	76	Chairman, Interim President, CFO; Secretary; Treasurer;
Jerry Scott	76	Chief Operating Officer
Frederick Dunne, Jr.	68	Director
Arthur deWitt Ackerman	72	Director
Eduardo Lino Boullosa Alvarez	42	President AIVN de Mexico the Company’s Subsidiary

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

Jack Wagenti (76) was previously elected Chairman of the Board and Chief Executive Officer of US Precious Metals, Inc. in December 2007 and subsequently resigned in October 2008. Mr. Wagenti had been Chief Financial Officer/Secretary/Treasurer from May of 2002 until the December 2007 appointment. Mr. Wagenti was appointed again in August 2010 as Chairman of the Board, Secretary Treasurer and Chief Financial Officer of US Precious Metals, Inc. Mr. Wagenti resigned all positions in US Precious Metals, Inc. November 30, 2011. Mr. Wagenti has been Director of International Power Group since October of 2004 and resigned September 2008. From 1996 to May 2009, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board and Pink Sheet market. Mr. Wagenti resigned as a Director in May of 2009 as a Director of American International Ventures, Inc. Mr. Wagenti was reappointed to the board of American International Ventures, Inc. February 6, 2012 and all then present Officers and Directors resigned. Mr. Wagenti serves full time as interim Chief Executive Officer, Chief Financial Officer, Secretary Treasurer and Chairman of the Board for American International Ventures, Inc. with no salary. Mr. Wagenti’s experience in developing and growing companies led to the conclusion he should serve as a director of the Company.

Retired Major Jerry D. Scott (76) attended three (3) years of college at the University of Omaha & Mankato State Teachers college. Mr. Scott than entered the Air Force in 1958 and attained officer status by completing the cadet program. Mr. Scott flew on a Strategic Air Command crew as a Radar Navigator for 5 years in B-47's and 8 years in B-52's, which instilled in Jerry the need to be surrounded by and committed to professional and responsible individuals, all dedicated to accomplishing a common goal. Major Scott reluctantly retired as a regular Major after a tour in Vietnam with a medical disability and henceforth, entered the construction industry in 1973 and that has continued right up until today. Mr. Scott is planning, permitting and developing the set-up and infrastructure, such as mining camps, heavy equipment service and dispatch, pilot plant operations and all the necessary mining facilities in order to operate Placer Gold Prospecting projects for extraction of gold and silver ore at its Nevada mining sites. Mr. Scott is the President of Gold Construction, Inc., the Nevada Construction company set by Mr. Scott and his son to develop the Placer Gold Prospecting home base mining facilities in Beatty, Nevada. Mr. Scott also is Chief Operating Officer of American International Venture, Inc.

Frederick R. Dunne, Jr. (68) is managing member of Dunne & Associates, LLC, a law firm in Kearny, New Jersey. Mr. Dunne received his BA from Niagara University 1966 and his JD from Seton Hall University 1970. Mr. Dunne was admitted as an Attorney at Law in the State of New Jersey on November 28, 1972; to the United States District Court for the District of New Jersey on November 28,1972; to the State of New York on May 15, 1984; to the United States District Court for the District of Colorado on May 19, 1997; to the United States Court of Appeals for the Third Circuit on October 28, 1998; to the United States District Court for the Eastern District of New York on March 14, 2000 and the United States District Court for the Southern District of New York on March14, 2000. Mr. Dunne has served many elected or appointed positions in Kearny, North Arlington, and Hudson County. Mr. Dunne was President West Hudson Bar Association, Chairman St. Benedict's Alumni Fund and St. Benedict's Prep Reunion Committee and Fund Raising. Mr. Dunne’s experience in corporate matters led to the conclusion he should serve as a director of the Company.

Arthur deWitt Ackerman (72) has been involved with entrepreneurial endeavors and sales for most of his career. From 1967-1980 Mr. Ackerman had a successful career with Home Life of New York where he was a member of the Hall of Fame and a Charter member of the Top of the Round Table. In 1982 Mr. Ackerman co- founded a Wall Street based gold exploration and money management group. Since 1980 Mr. Ackerman has been an investment banker for resource and technology companies, raising over $50,000,000 for early stage companies. Mr. Ackerman is also an angel investor in resource, technology and renewable energy companies, and in a LEEDS community in the Mohave Desert which will incorporate hydroponic farming, water production, solar power generation, and residential and resort facilities. Mr. Ackerman is a Director of Beech Tree Labs, Inc. and The Mohave National Preserve Conservancy. Mr. Ackerman is also a member of the Board of Advisors of TrakLok Corp. Mr. Ackerman’s experience in raising funds for developing and growing companies led to the conclusion he should serve as a director of the Company.

Eduardo "Lalo" Lino Boullosa, Jr. (42) is a third generation miner. His grandfather, and Eduardo Sr. were all miners who worked the El Alamo Mining District, in Baja California since the 1920's.  He works with his twin brother Manolo Lino Boullosa, who is an employee of our Mexican subsidiary.

The Boullosa family owns the property where AIVN de Mexico has its mining camp and also leases other lands in the area. The Motherlode Mine is also a family heirloom and has been handed down to the twins who operate the mine for AIVN de Mexico. Lalo is President of AIVN de Mexico and the Boullosa family owns 10% of the company and American International Ventures, Inc. owns 90%.

Mr. Boullosa has been working in mining since he was 10 years old. He has lived at EL Alamo most of his life and remembers starting to work for his father when he was 10 years old. In the early years he learning everything there was to know about gold mining. Lalo can run every piece of mining equipment, is certified with explosives and carried a license for 15 years while working for his father. He was instrumental in building the mining camp, setting up the plant and helping to develop his mining crew. He trained everyone who works for AIVN de Mexico, except his brother Manolo, who needed no training and is the mine manager. After 32 years of mining, Lalo's experience and know how has made him the leader of AIVN de Mexico.

There are no written or oral agreements with any of the above named management to receive compensation.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Item 11.  Executive Compensation.

The following table provides certain information for the fiscal period ended May 31, 2013 concerning compensation earned for services rendered in all capacities by our named executive officers during yer ended May 31, 2013 and the period ended May 31, 2012

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack Wagenti, President	2013	0	0	$ 95,500	$ 165,000	0			$ 260,500
	2012
Tucker White(1) Former President	2013							$ 40,000	$40,000
	2012							$ 40,000	$40,000
Jerry Scott, COO	2013								$ 0
	2012								$ 0
Brandon Nash(2), Former CEO	2013		0	0	0	0	0
	2012	$ 25,000						16,000	$41,000

(1) Effective October 18, 2012 Mr. White is no longer an officer of the Company as reported in our Form 8-K filed with the SEC on October 22, 2012.

(2) Effective May 25, 2012 Mr. Nash is no longer an officer  of the Company as reported in our Form 8-K filed with the SEC on July 5, 2013.

Employment Agreements

None.

Discussion of Director Compensation

Except for equity awards, the Company did not pay any director compensation during the fiscal period ended May 31, 2013. The Company may begin to compensate its directors at some time in the future.

OUTSTANDING EQUITY AWARDS AT MAY 31, 2013

	SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE OF OPTIONS	REMAINING AVAILABLE OPTIONS FOR FUTURE ISSUANCE

Equity compensation plan approved by
security holders	2,900,000	$.21	4,100,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of May 31, 2013, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group as of such date. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 204,220,044 shares of common stock of the Company which are issued and outstanding as of May 31, 2013. Except as otherwise noted, the address for each party is 15122 Tealrise Way, Lithia, Florida 33547, the address of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner (1)	of Class
Common	Jack Wagenti (2)	28,112,392	13.8%

Common	Lino Manolo Boullosa Alvarez (3)	500,000	0.24%

Common	Jerry Scott (4)	1,100,000	0.05%

Common	Frederick R. Dunne, Jr. (5)	1,250,000	0.06%
Common	Arthur deWitt Ackerman (6)	6,250,000	3.1%

Common	Golds Gold Group LLC (7)	77,700,000	38.05%

Common (8)	Officers and Directors as a group (5 persons)	37,212,392	17.25%

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

(2) Mr. Wagenti is Chairman, and Interim CEO, CFO of the Company. The amount includes 2,862,392 shares held by Mr. Wagenti’s spouse.

(3) Mr. Alvarez is President of AIVN de Mexico the parent Company’s subsidy.

(4) Mr. Scott  is Chief Operating Officer of the Company.

(5) Mr. Dunne is a Director of the Company.

(6) Mr. Ackerman is a Director of the Company.

(7) The address for Golds Gold Group LLC is 1 Mapp Street, 3rd Floor, Belize City, Belize. Francesco Mareno is  Secretary of the reporting person.

Item 13. Certain Relationships and Related Party Transactions.

On March 23, 2012, we closed on the Share Exchange Agreement with the shareholders of Placer Gold Prospecting, Inc. (PGPI) pursuant to which we acquired all of the issued and outstanding capital stock of PGPI. The transaction was treated as a reverse merger for accounting purposes. Jack Wagenti, our President, CEO and director executed the Exchange Agreement on our behalf. Mr. Wagenti was a founder, CEO and director of PGPI. At the time of closing, he owned 25 million shares of common stock of PGPI (approx. 16%) and in exchange he received 25 million shares of our common stock under the Exchange Agreement. Frederick Dunne, Jr., one of our directors, owned 1,000,000 shares of common stock of PGPI (less than 1%) at the time of closing, and in exchange he received 1,000,000 shares of our common stock under the Exchange Agreement.  Arthur Ackerman, one of our directors as of Closing, owned 6,000,000 shares of common stock of PGPI (approx 3.6%) as of the time of closing and in exchange he received 6,000,000 shares of our common stock under the Exchange Agreement.

During the year ended May 31, 2013, the Company issued 1,100,000 shares of Company stock valued at $416,000 and awarded 1,500,000 options valued at $495,000, to its directors.

The Company also issued 150,000 shares, valued at $45,000 to a director for services.

The Company also issued 50,000 shares to the  Company’s former President in conjunction with the acquisition of a mining claim.

The president of AIVN de Mexico owns the land where AIVN de Mexico has its mining camp.  The Company paid $9,800 during the year in rent.

During the period from January 25, 2012 (date of formation) to March 23, 2012, PGPI issued 38,500,000 shares to founders, of which 27,100,000 were to officers and directors. These shares were assigned no value since they were issued on the date of formation of Company, prior to the Company acquiring assets.

On February 2012, PGPI issued 100,000,000 shares were issued to Golds Gold Group, LLC making it the controlling shareholder of the Company. Consideration for the issuance of these shares was five separate mining claims. These claims were assigned no value on the books of the Company, which was the value on the books of the contributing company, as this transaction was between companies under common control.

Code of Ethics

The Company has adopted a code of ethics. The code of ethics is attached as Exhibit 14 to the Company’s Form 10-K for the period ended May 31, 2009. The Code applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the period ended May 31, 2013:

Fee Category	Period Ended 5/31/13	Period Ended 5/31/12
Audit Fees	$37,692	48,679
Audit Related Fees
Tax Fees		390
All Other Fees
Total Fees	$37,692	$49,069

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits required by Regulation S-K, Item 601.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, incorporated by reference to Form 10SB12G filed November 8, 1999
3.2	By-laws, incorporated by reference to Form 10SB12G filed November 8, 1999
4.1	Stock Certificate Specimen, , incorporated by reference to Form 10SB12G filed November 8, 1999
4.2	Stock Option Plan, filed with Form 8-K/A on June 3, 2013
10.1	Share Exchange Agreement*
10.2	Property Option Agreement with Patriot Gold Corp.*
10.3	Daal LLC Agreement Golden Eagle *
10.4	Tucker White Agreement Golden Eagle *
10.5	Turner Ranch Agreement*
14	Code of Ethics, incorporated by reference to Form 10-K filed November 11, 2009
21.1	Subsidiaries
31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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
By: /s/ Jack Wagenti ___________________________________ Jack Wagenti Chairman, President, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer) Date: December 31, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur DeWitt Ackerman		December 31, 2013
Arthur DeWitt Ackerman	Director

/s/ Fred Dunne, Jr.		December 31, 2013
Fred Dunne, Jr.	Director

/s/ Jack Wagenti		December 31, 2013
Jack Wagenti	Chairman, President, Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Table

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, incorporated by reference to Form 10SB12G filed November 8, 1999
3.2	By-laws, incorporated by reference to Form 10SB12G filed November 8, 1999
4.1	Stock Certificate Specimen, , incorporated by reference to Form 10SB12G filed November 8, 1999
4.2	Stock Option Plan, filed with Form 8-K/A on June 3, 2013
10.1	Share Exchange Agreement*
10.2	Property Option Agreement with Patriot Gold Corp.*
10.3	Daal LLC Agreement Golden Eagle *
10.4	Tucker White Agreement Golden Eagle *
10.5	Turner Ranch Agreement*
14	Code of Ethics, incorporated by reference to Form 10-K filed November 11, 2009
21.1	Subsidiaries
31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an exhibit to Form 8-K/A filed on November 9, 2012

(1) Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.