Form 10-Q
period 2013-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2014-01-10
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30368

American International Ventures, Inc.

(Name of Small Business Issuer in its charter)

Delaware	22-3489463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15122 Tealrise Way Lithia, Florida	33547
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 15, 2013, is 205,170,044  shares of Common Stock, $.00001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

11

Item 4. Controls and Procedures.

11

PART II – OTHER INFORMATION

12

Item 1. Legal Proceedings.

12

Item 1A. Risk Factors.

12

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

12

Item 3. Defaults Upon Senior Securities.

12

Item 4. Mine Safety Disclosures.

12

Item 5. Other Information.

12

Item 6. Exhibits

12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	August 31, 2013	May 31, 2013

ASSETS
Current Assets
Cash	$ 28,406	$ 10,442
Total current assets	28,406	10,442

Fixed Assets
Fixed assets - cost	670,746	656,467
Less, accumulated depreciation	(125,464)	(98,687)
Net fixed assets	545,282	557,780

Other Assets
Mining claims	1,321,707	1,321,707
Total other assets	1,321,707	1,321,707

TOTAL ASSETS	$ 1,895,395	$ 1,889,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Convertible notes payable	$ 108,689	$ 35,000
Current portion of notes payable	11,133	11,133
Accounts payable and accrued expenses	125,795	60,281
Stockholder loan	3,814	-
Taxes payable	1,291	-
Total current liabilities	250,722	106,414

Long Term Debt
Long term portion of debt obligations	355,415	357,993
Warrant liability	461,550	543,000
Total Long - term debt	816,965	900,993
Total Liabilities	1,067,687	1,007,407

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 204,970,044 and 204,220,044, respectively	2,050	2,042
Additional paid in capital	6,666,370	6,523,878
Deficit accumulated during development stage	(5,840,712)	(5,643,398)
Total stockholders’ equity	827,708	882,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,895,395	$ 1,889,929

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
			Cumulative from
			January 25, 2012
	Three Month Periods Ended August 31,		(Date of Formation)
	2013	2012	To August 31, 2013

Sales	$ 101,411	$ -	$ 101,411
Production cost	87,659	-	87,659
Gross profit	13,752		13,752

Administrative expenses	280,813	2,833,257	6,454,671
Operating loss	(267,061)	(2,833,257)	(6,440,919)

Other Income and Expense:
Revaluation of warrants	81,450	-	543,000
Option payment income	-	-	95,000
Interest income	-	54	122
Interest expense	(10,342)	(3,246)	(36,554)
Total other income (expense)	71,108	(3,192)	601,568

Net loss before taxes	(195,953)	(2,836,449)	(5,839,351)
Provision for income taxes	1,361	-	1,361
Net Loss	$ (197,314)	$ (2,836,449)	$ (5,840,712)

Net Loss Per Share – Basic and Diluted	$ -	$ (.01)

Weighted Average Number of Shares Outstanding	204,595,044	191,694,827

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
			Cumulative From
			January 25, 2012
	Three Month Periods Ended August 31,		(Date of Formation)
	2013	2012	To August 31, 2013)
Cash Flows From Operating Activities:
Net loss	$ (197,314)	$ (2,836,449)	$ (5,840,712)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Depreciation	26,777	21,821	125,464
Equity items issued for services	142,500	2,522,050	4,596,300
Interest charge related to debt discount	65	-	274
Revaluation of warrants	(81,450)	-	(543,000)
Impairment charge	-	-	300,000
Deposit write off	-	-	118,000
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	65,554	(24,358)	104,135
Increase in tax liability	1,361	-	1,361
Increase in interest accrual	3,689	-	3,689
Convertible note issued for expenses	-	-	10,000

Net cash consumed by operating activities	(38,818)	(316,936)	(1,124,489)

Cash Flows From Investing Activities:
Purchases of fixed assets	(14,300)	(5,372)	(595,767)
Acquisitions of mining claims	-	-	(146,800)
Advances for escrow	-	-	(29,000)
Release from escrow	-	1,000	-
Cash received as part of reverse recapitalization	-	-	38,120

Net cash consumed by investing activities	(14,300)	(4,372)	(733,447)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	-	287,500	1,815,750
Proceeds of convertible note	70,000	-	80,000
Proceeds of shareholder loan	3,814	-	3,814
Payments on notes payable	-	(1,763)	-
Payments on financing lease	(2,732)	(3,299)	(13,222)

Net Cash provided by financing activities:	71,082	282,438	1,886,342

Net change in cash	17,964	(38,870)	28,406

Cash balance, beginning of period	10,442	71,413	-

Cash balance, end of period	$ 28,406	$ 32,543	$ 28,406

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of August 31, 2013 and for the three month periods ended August 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended August 31, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2014.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2013.

2. BACKGROUND

On March 23, 2012, the Company entered into a share exchange agreement with Placer Gold Prospecting, Inc. (“PGPI”), a Company that was formed on January 25, 2012. This share exchange agreement was treated as a reverse recapitalization, under which the legal acquiree (Placer) was treated as the accounting acquirer and the equity accounts of the Company were adjusted to reflect a reorganization. Inasmuch as Placer was treated as the accounting acquirer, whenever historical financial information is presented, it is Placer information.

On March 7, 2013, the Company formed a subsidiary in Baja, California.  It remained inactive until June 1, 2013 at which time it became fully operational, extracting gold from leased mining claims.

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced a loss during the exploration state of $5,840,712, has a working capital deficiency at August 31, 2013 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

4.  LONG TERM DEBT OBLIGATIONS

As part of the consideration for the acquisition of certain mining claims, the Company issued debt obligations, as follows:

Claim	Current Portion	Long - Term	Term of Note
Note for acquisition of Turner Ranch mining claim	-	$252,000	Principal due at the end of three years (on April 30, 2015), with interest at 5% per annum

Note for acquisition of Golden Eagle #2 mining claim	-	67,769

Principal due three years from time of closing of escrow (July 2, 2012); obligation is non interest bearing, but interest has been imputed at 16%; payments of $874 are due each month with balance due at maturity

Equipment financing lease	11,133	35,646	Lease bears interest at 6,55% and is due in monthly installments of $1,175, with the balance due June 1, 2018
	$11,133	$355,415

5.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities.  They will be periodically revalued by use of a Black Sholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the three month period ended August 31, 2013 the value was reduced by $81,450.

6. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	Shares	Amount

Balance May 31, 2013	204,220,044	$6,525,920
Shares issued for director fees	750,000	142,500
Balance August 31, 2013	204,970,044	6,668,420

7. SUPPLEMENTARY CASH FLOW INFORMATION

There was $3,150 cash paid for interest in each of the three month periods ended August 31, 2013 and August 31, 2012; there was no cash paid for income taxes during either of the three month periods.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013

8. WARRANTS

There were 8,780,000 warrants outstanding at August 31, 2013, as presented below:

Number of Warrants	Exercise Price	Weighted Life (in Years)
4,815,000	$ 1.00	1.33
250,000(A)	$ .25	.75
2,715,000(A)	$ .125	3.96
1,000,000	$ .40	.45

(A)  These warrants were principally issued for services.  They were valued using a Black Scholes valuation model.

9. RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2013, the Company issued 750,000 shares (valued at $142,500) to its directors.  The Company also received a shareholder loan of $3,814.

Also, in the three month period ended August 31, 2013, the Company issued $25,000 of convertible notes to the wife of the Chief Executive Officer.

During the three month period ended August 31, 2012, the Company issued 300,000 shares (valued at $120,000) to its directors.

Also in the three month period ended August 31, 2012, the Company closed from escrow on an acquisition of a 704 acre mining claim previously owned by the Company president and his wife.

10. EXPENSES

Included in administrative expenses are the following:

	2013	2012
Value of warrants issued for services	-	1,004,550
Director awards	142,500	120,000
Consulting expense	-	1,361,726
Mine option expense	-	48,000
Executive compensation	-	30,000
Assessments for unpatented claims	25,366	30,105
Depreciation expense	12,535(A)	21,821

(A)  Portion of current 26,866 expense not charged to production.

11.  SUBSEQUENT EVENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three month ended August 31, 2013, the Company, through its subsidiary AIVN de Mexico, commenced mining and milling operations on its mining property located in Baja California, Mexico. As previously reported, during this period, the Company began limited mining operations on the claims called the “Mother Lode.” These claims have placer and hard rock mining characteristics, and the Company is currently mining the placer portion of the claims.  During the current three month period, the Company recorded $101,411 in revenues from the sale of precious metals, mainly gold.  The Company did not have revenues during the comparable period in 2012

Production costs during the current three month period consisting of mining, milling and personnel costs were $87,659. The Company did not incur production costs for the comparable period in 2012.

Gross profit for the current three month period was $13,752.  The Company did not have a gross profit for the comparable period in 2012.

Administrative expenses for the three months ended August 31, 2013 was $280,813 compared to $2,833,257 for the comparable period in 2012. Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items. The decrease in administrative costs for the current period from the prior period is due principally to a reduction in consulting expense ($1,361,726), and the absence of the cost of warrants issued for services ($1,004,550 in the 2012 year).

The Company had an operating loss for the current three month period of $267,061 compared with an operating loss of $2,833,257 for the comparable period in 2012. The significant decrease is due to the reasons described above.

Interest expense for the current three month period was $10,342 compared with $3,246 for the comparable period in 2012. Interest expense accrues on outstanding debt obligations, which were considerably high in the 2013 period.

Net Loss for the current three month period was $197,314 compared with a net loss of $2,836,449 for the comparable period of 2012.

Since the acquisition of PGPI, our operations have focused on developing, planning and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in Baja California, Mexico, and Nevada.  We will focus on acquiring gold and base mineral resource properties that have historically produced gold and silver until 1942 when all gold production in the United States was halted due to World War II. There is no guarantee that such properties will produce gold or silver in the future or that these properties may have already been depleted, as they were previously mined.

None of our properties or claims has any proven or probable reserves and all of our activities undertaken and currently proposed are exploratory in nature.

As of August 31, 2013, the Company had a working capital deficit of $222,316, compared with a working capital deficit of $95,972 as of May 31, 2013. The increase in working capital deficit for the current period is due to increases in accounts and notes payable and convertible notes payable, which occurred during the current period.

The Company has projected that its administrative overhead for the next 12 months will be approximately $175,000 which consists of accounting fees (including tax, audit and review) in the approximate amount of $35,000, legal fees in the approximate amount of $40,000, and miscellaneous expenses of $100,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur addition legal and accounting fees in order to effect acquisition and share exchange or a business combination transaction. The Company has no other capital commitments. To continue its business plan, the Company will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

Please refer to the Company’s Form 10-K for the period ending May 31, 2013 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

b.      Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at August 31, 2013.

c.   Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three month period ended August 31, 2013, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three month period ended August 31, 2013.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the three month period ended August 31, 2013, the Company issued 750,000 shares of its common stock to its three directors.  Theses transactions were exempt under Section 4(2) and/or 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the facts that the directors acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits Furnished.

Exhibit #31 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #32 – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits contain information from our Quarterly Report on Form 10-Q for the quarter ended August 31, 2013 formatted in Extensible Business Reporting Language (XBRL):

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

Date:  January 10, 2014

13