Form 10-Q
period 2013-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2014-03-18
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2013
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 25, 2014, is 205,170,044 shares of Common Stock, $.00001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1-. Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

15

Item 4. Controls and Procedures.

15

PART II – OTHER INFORMATION

16

Item 1. Legal Proceedings.

16

Item 1A. Risk Factors.

16

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3. Defaults Upon Senior Securities.

16

Item 4. Mine Safety Disclosures.

16

Item 5. Other Information.

16

Item 6. Exhibits

17

PART I – FINANCIAL INFORMATION

Item 1-. Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	November 30, 2013	May 31, 2013

ASSETS
Current Assets
Cash	$ 29,645	$ 10,442
Inventory	49,012	-
Total current assets	78,657	10,442

Fixed Assets
Fixed assets - cost	661,917	656,467
Less: Accumulated depreciation	(149,969)	(98,687)
Net fixed assets	511,948	557,780

Other Assets
Mining claims	1,321,707	1,321,707
Total other assets	1,321,707	1,321,707

TOTAL ASSETS	$ 1,912,312	$ 1,889,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of convertible notes payable and related interest	$ 138,425	$ 35,000
Current portion of note payable	11,133	11,133
Accounts payable and accrued expenses	79,685	60,281
Deposit received	60,000	-
Total current liabilities	289,243	106,414

Long Term Debt
Long term convertible note and related interest	76,545	-
Long term portion of notes payable	352,800	357,993
Warrant liability	380,100	543,000
Total long - term debt	809,445	900,993
Total Liabilities	1,098,688	1,007,407

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 205,170,044 and 204,220,044, respectively	2,052	2,042
Additional paid in capital	6,700,368	6,523,878
Deficit accumulated during exploration stage	(5,888,796)	(5,643,398)
Total stockholders’ equity	813,624	882,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,912,312	$ 1,889,929

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
			Cumulative from
			January 25, 2012
	Six Month Periods Ended November 30,		(Date of Formation)
	2013	2012	To November 30, 2013

Sales	$ 129,961	$ -	$ 129,961
Production cost	105,481	-	105,481
Gross profit	24,480	-	24,480

Administrative expenses	409,539	4,273,853	6,583,397
Operating loss	(385,059)	(4,273,853)	(6,558,917)

Other Income and Expense:
Revaluation of warrants	162,900	-	624,450
Option payment income	-	-	95,000
Interest income	-	54	122
Interest expense	(23,239)	(6,496)	(49,451)
Total other income (expense)	139,661	(6,442)	670,121

Net Loss	$ (245,398)	$ (4,280,295)	$ (5,888,796)

Net Loss Per Share – Basic and Diluted	$ -	$ (.02)

Weighted Average Number of Shares Outstanding	204,874,142	194,067,558

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
			Cumulative from
			January 25, 2012
	Three Month Periods Ended November 30,		(Date of Formation)
	2013	2012	To November 30, 2013

Sales	$ 28,550	$ -	$ 129,961
Production cost	17,822	-	105,481
Gross profit	10,728	-	24,480

Administrative expenses	128,726	1,440,596	6,583,397
Operating loss	(117,998)	(1,440,596)	(6,558,917)

Other Income and Expense:
Revaluation of warrants	81,450	-	624,450
Option payment income	-	-	95,000
Interest income	-	-	122
Interest expense	(12,897)	(3,150)	(49,451)
Total other income (expense)	68,553	(3,150)	670,121

Net Loss	$ (49,445)	$ (1,443,746)	$ (5,888,796)

Net Loss Per Share – Basic and Diluted	$ -	$ (.01)

Weighted Average Number of Shares Outstanding	205,150,264	191,694,827

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Cumulative From
			January 25, 2012
	Six Month Periods Ended November 30,		(Date of Formation)
	2013	2012	To November 30, 2013)
Cash Flows From Operating Activities:
Net loss	$ (245,398)	$ (4,280,295)	$ (5,888,796)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Impairment	-	-	300,000
Depreciation	51,282	43,642	149,969
Equity items issued for services	176,500	3,762,050	4,630,300
Escrow adjustment	-	-	118,000
Interest charge related to debt discount	225	-	434
Interest on convertible notes	9,970	-	9,970
Revaluation of warrants	(162,900)	-	(624,450)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	19,493	(7,167)	58,074
Increase in convertible notes	-	-	10,000
Increase in inventory	(49,012)	-	(49,012)

Net cash consumed by operating activities	(199,840)	(481,770)	(1,285,511)

Cash Flows From Investing Activities:
Purchases of fixed assets	(5,450)	(12,343)	(586,917)
Purchases of mining claims	-	-	(146,800)
Advances for escrow	-	-	(29,000)
Release from escrow	-	1,000	-
Cash received as part of reverse recapitalization	-	-	38,120

Net cash consumed by investing activities	(5,450)	(11,343)	(724,597)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	-	438,750	1,815,750
Proceeds of convertible notes and related deposits	230,000	-	240,000
Payments on notes payable	-	(4,408)	-
Payments on financing lease	(5,507)	(6,825)	(15,997)

Net Cash provided by financing activities	224,493	427,517	2,039,753

Net change in cash	19,203	(65,596)	29,645

Cash balance, beginning of period	10,442	71,413	-

Cash balance, end of period	$ 29,645	$ 5,817	$ 29,645

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of November 30, 2013 and for the three and six month periods ended November 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended November 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2014.

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

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses during the exploration stage of $5,888,796, has a working capital deficiency at November 30, 2013 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  INVENTORY

The inventory of $49,012 at November 30, 2013 consists solely of gold ore and is stated at the lower of cost as determined by allocating total cost of production among the units produced (an average cost basis) or market.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

5.  CONVERTIBLE NOTES

The following recaps activity during the six month period ended November 30, 2013:

	Principal	Related Interest Accrued	Maturity Date	Conversion Price
Balance 5/31/13	$ 35,000	$ -	August 31, 2014	$.20

Notes issued during six months:
	95,000	8,425	August 31, 2014	$.20
	75,000	1,535	August 31, 2015	$.20
	170,000	9,970

Balance November 30, 2013	$205,000	$ 9,970

These notes and related interest are classified based on maturity dates of the convertible notes.

Portion deemed current	$138,425		August 31, 2014
Portion deemed long-term	76,545		August 31, 2015
	$214,970

6. LONG TERM DEBT OBLIGATIONS

As part of the consideration for the acquisition of certain mining claims, the Company issued debt obligations, as follows:

Claim	Current Portion	Long - Term	Term of Note
Note for acquisition of Turner Ranch mining claim	$ -	$ 252,000	Principal due at the end of three years (on April 30, 2015), with interest at 5% per annum

Note for acquisition of Golden Eagle #2 mining claim	-	67,929

Principal due three years from time of closing of escrow (July 2, 2012); obligation is non interest bearing, but interest has been imputed at 16%; payments of $874 are due each month with balance due at maturity.  These payments apply only to interest.

Equipment financing	11,133	32,871	Lease bears interest at 6.55% and is due in monthly installments of $1,175, with the balance due June 1, 2018
	$ 11,133	$ 352,800

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

7. STOCK WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection". In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities. They will be periodically revalued by use of a Black Sholes valuation model. Changes in the value will be recorded on the statement of operations. During the six month period ended November 30, 2013 the value was reduced by $162,900.

8. CAPITAL STOCK

The following is a summary of stock activity during the six month periods ended November 30:

	2013		2012
	Shares	Amount	Shares	Amount

Balance beginning of period	204,220,044	$ 6,525,920	188,465,044	$ 1,841,420
Shares issued for cash			3,510,000	438,750
Shares issued to directors	750,000	142,500	300,000	120,000
Shares issued to consultant	200,000	34,000	5,025,000	1,797,250
Other shares issued
Mine acquisition			50,000	21,500
Mine option			120,000	48,000
Mines not acquired			1,000,000	300,000
Fair value of options to directors				495,000
Fair value of options issued for services				1,004,550
Balance end of period	205,170,044	$ 6,702,420	198,470,044	$ 6,066,470

9. SUPPLEMENTARY CASH FLOWS INFORMATION

There was $6,300 cash paid for interest in each of the six month periods ended November 30, 2013 and November 30, 2012:  there was $3,150 paid for interest in the three month periods ended November 30, 2013 and 2012.  There was no cash paid for income taxes during any of the three or six month periods.

There were no non-cash investing of financing activities during either 2013 or 2012.

10. STOCK WARRANTS

There were 8,780,000 warrants outstanding at November 30, 2013, as presented below:

Number of Warrants		Exercise Price	Weighted Life (in Years)
4,815,000		$ 1.00	.83
250,000	(A)	$ .25	.50
2,715,000	(A)	$ .125	3.71
1,000,000		$ .40	.20

(A) These warrants were principally issued for services. They were valued using a Black Scholes valuation model.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

11. RELATED PARTY TRANSACTIONS

During the six month period ended November 30, 2013, the Company issued 750,000 shares (valued at $142,500) to its directors.

Also, in the six month period ended November 30, 2013, the Company issued $50,000 of convertible notes for cash to the wife of the Chief Executive Officer.  These notes bear interest at 16% and are convertible to Company common stock at $.20 per share.

During the three months ended November 30, 2013, the Company's principal shareholder sold 10,000,000 shares to various buyers for $150,000 and directed that the funds be sent to the Company.  In return, the Company issued $150,000 in convertible notes ($75,000 of this amount was not issued until December, 2013).  Included among the purchasers of the Company stock, was a Director of the Company, who purchased 750,000 shares for $15,000.

During the six month period ended November 30, 2012, the Company issued 300,000 shares (valued at $120,000) to its directors and awarded 1,500,000 options to the directors to purchase Company stock (valued at $495,000).

Also in the six month period ended August 31, 2012, the Company closed from escrow on an acquisition of a 704 acre mining claim previously owned by the Company president and his wife. The Company also issued 2,000,000 shares of common stock and $ 80,000 in connection with the transaction.

12. EXPENSES

Included in administrative expenses are the following:

	2013		2012
Consulting expense	$ 34,300		$ 1,807,727
Value of warrants issued for services	-		1,004,550
Value of option awards to directors	-		495,000
Director awards	142,500		120,000
Value of shares issued for mining claim not acquired	-		300,000
Professional fees	56,695		24,500
Geology expenses	-		78,655
Mine option expense	-		48,000
Executive compensation	-		40,000
Assessments for unpatented claims	34,382		30,105
Depreciation expense	24,594	(A)	43,642
Equipment relocation	-		54,056

(A) Portion of $51,282 expense not charged to production.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2013

13. SUBSEQUENT EVENTS

On December 5, 2013, the Company received the final proceeds ($15,000) for a $75,000 convertible note which was issued in December, 2013.  The initial proceeds ($60,000) are reflected as a deposit liability at November 30, 2013.

On February 4, 2014, the Company completed the sale of certain mining claims to Gold Mining USA, Inc. (OTC -PINK: GMUI) (“GMU”) in exchange for 5 million shares of common stock of GMU, and the Company reserved a 3% net smelter return. The claims consist of four unpatented claims located in Douglas County, Nevada and are part of eight claims held by the Company known as the Gypsy Gold Mine.

In addition, the parties further agreed that GMU could purchase the remaining four unpatented claims (part of the Gypsy Gold Mine) in exchange for GMU purchasing a convertible debenture in the amount of $1,000,000 from the Company within six months from the closing of the original transaction. The debenture will be convertible into common stock of the Company at $0.15 per share, will bear interest at 16% per annum. The remaining claims, if sold, also are subject to a three percent net smelter return.

On February 3, 2014, the Company filed a lawsuit against third parties in the Superior Court of California, Civil Division, San Diego County. The lawsuit alleges a breach of contract among other allegations, and seeks a return of $ 125,000 paid to the third parties for transporting of equipment. The third parties have refused to deliver the equipment to the Company. As of the date of the filing, the defendants have not filed an answer to the Company's complaint.

Forward Looking Statements and Cautionary Statements .

Certain of the statements contained in this Quarterly Report on Form 10-Q includes "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2013. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2013, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended November 30, 2013 compared with the Six Months ended November 30, 2012.

During the six months ended November 30, 2013, the Company, through its subsidiary AIVN de Mexico, commenced limited mining and milling operations on its mining property located in Baja California, Mexico. The claims called the “Mother Lode” have placer and hard rock mining characteristics, and the Company is currently mining the placer portion of the claims.  During the current six month period, the Company recorded $129,961 in revenues from the sale of precious metals, mainly gold. The Company did not have revenues for the comparable period in 2012.

Production cost during the current six month period, consisting of mining, milling and personnel costs, was $105,481. The Company did not incur production costs for the comparable period in 2012.

Gross profit for the current six month period was $24,480. The Company did not have a gross profit for the comparable period in 2012.

Administrative expenses for the six months ended November 30, 2013 were $409,539 compared to $4,273,853 for the comparable period in 2012. Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items. The decrease in administrative costs for the current period from the prior period is due principally to the reduction in consulting expense ($1,773,427), the absence of the cost of warrants issued for services ($1,004,550 in the 2012 year) and the absence of director options ($495,000 in the 2012 year).

During the current six month period, the Company had income in the amount of $162,900 from the revaluation of stock warrants classified as liabilities. These warrants are periodically revalued to reflect the fair value and adjusted on the Company’s statement of operations.  A similar item was not recorded for the comparable 2012 period. Interest expense for the current six month period was $23,239 compared with $6,496 for the comparable period in 2012.  The change in the interest expense is due to an increase in convertible notes that bear interest at 16%.

Net Loss for the current six month period was $245,398 compared with a loss of $4,280,295 for the comparable period in 2012. The significant decrease is due to the reasons described above.

Three Months Ended November 30, 2013 compared with the Three Months ended November 30, 2012.

During the three month period ended November 30, 2013, the Company recorded $28,550 in revenues from the sale of precious metals, mainly gold. The Company did not have revenues for the comparable period in 2012.

Production costs during the current three month period, consisting of mining, milling and personnel costs, was $17,822.  The Company did not incur production costs for the comparable period in 2012.

Gross profit for the current three month period was $10,728. The Company did not have a gross profit for the comparable period in 2012.

Administrative expenses for the three months ended November 30, 2013 were $128,726 compared to $1,440,596 for the comparable period in 2012. Administrative expenses consist primarily of consulting fees, director awards of Company stock and grants to purchase additional Company stock and other stock based compensation. The $1,311,870 decrease in administrative costs for the current period from the prior period is due principally to the reduction in consulting expense ($411,701), and the absence of director options ($495,000 in 2012) and the absence of significant other items compensated by stock.

During the current three month period, the Company had income in the amount of $81,450 from the revaluation of warrants. A similar item was not recorded for the comparable 2012 period. Interest expense for the current three month period was $12,897 compared with $3,150 for the comparable period in 2012. The additional interest expense primarily reflects an increase in convertible notes.

Net Loss for the current three month period was $49,455 compared with a loss of $1,443,746 for the comparable period in 2012. The significant decrease is due to the reasons described above.

Liquidity and Capital Resources.

Since the acquisition of Placer Gold Prospecting, Inc. in March 2012, our operations have focused on developing, planning and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in Baja California, Mexico and Nevada.

None of our properties or claims has any proven or probable reserves and all of our activities undertaken and currently proposed are exploratory in nature.

As of November 30, 2013, the Company had a working capital deficit of $ 210,764, compared with a working capital deficit of $95,972 as of May 31, 2013. The increase in working capital deficit for the current period is due to increases in convertible notes and related deposits during the current period.

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

b.      Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at November 30, 2013.

c.       Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three and six month periods ended November 30, 2013, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.      Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three or six month periods ended November 30, 2013.

i.      Segment Reporting

The Company is organized in one reporting and accountable segment.

j.      Revenue Recognition

Revenue is recognized when persuasive evidence exists, such as when a purchase order or contract is received from a customer, title to the goods has passed, and there is reasonable assurance of collection.

Recent Events

On February 4, 2014, the Company completed the sale of certain mining claims to Gold Mining USA, Inc. (OTC -PINK: GMUI) (“GMU”) in exchange for 5 million shares of common stock of GMU and the Company reserves a 3% net smelter return. The claims consist of four unpatented claims located in Douglas County, Nevada and are part of eight claims held by the Company known as the Gypsy Gold Mine.

In addition, the parties further agreed that GMU could purchase remaining four unpatented claims (part of the Gypsy Gold Mine) in exchange for GMU purchasing a convertible debenture in the amount of $1,000,000 from the Company within six months from the closing of the original transaction. The debenture is convertible into common stock of the Company at $0.15 per share, and bears interest at 16% per annum. The remaining claims, if sold, also are subject to a three percent net smelter return.

On February 3, 2014, the Company filed a lawsuit against third parties in the Superior Court of California, Civil Division, San Diego County. The lawsuit alleges a breach of contract among other allegations, and seeks a return of $ 125,000 paid to the third parties for the transporting of equipment. The third parties have refused to deliver the equipment to the Company. As of the date of the filing, the defendants have not filed an answer to the Company's complaint.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

As a Smaller Reporting Company, we are not required to provide the information required by this item.

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

During the three month periods ending November 30, 2013 and, 2012, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three month periods ending November 30, 2013 and, 2012.

Item 5. Other Information.

On February 4, 2014, the Company completed the sale of certain mining claims to Gold Mining USA, Inc. (OTC -PINK: GMUI) (“GMU”) in exchange for 5 million shares of common stock of GMU and the Company reserves a 3% net smelter return. The claims consist of four unpatented claims located in Douglas County, Nevada and are part of eight claims held by the Company known as the Gypsy Gold Mine.

In addition, the parties further agreed that GMU could purchase remaining four unpatented claims (part of the Gypsy Gold Mine) in exchange for GMU purchasing a convertible debenture in the amount of $1,000,000 from the Company within six months from the closing of the original transaction. The debenture is convertible into common stock of the Company at $0.15 per share, and bears interest at 16% per annum. The remaining claims, if sold, also are subject to a three percent net smelter return.

On February 3, 2014, the Company filed a lawsuit against third parties Superior Court of California, Civil Division, San Diego County. The lawsuit alleges a breach of contract, among other allegations, and seeks a return of $125,000 paid to the third parties for the purchase of equipment. The third parties have refused to deliver the equipment to the Company. As of the date of this filing, the defendants have not filed an answer to the Company’s complaint.

Item 6. Exhibits

(a) Exhibits Furnished.

Exhibit 31.1 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Principal Executive Officer.

Exhibit 31.2 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002, Principal Financial Officer.

Exhibit 32 – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits contain information from our Quarterly Report on Form 10-Q for the quarter ended , November 30, 2013 formatted in Extensible Business Reporting Language (XBRL):

Exhibit 101.INS – XBRL Instance Document *.

Exhibit 101.SCH – XBRL Taxonomy Schema Document.*

Exhibit 101.CAL – XBRL Taxonomy Calculation Linkbase Document. *

Exhibit 101.DEF – XBRL Taxonomy Extension Definition Linkbase *

Exhibit 101.LAB – XBRL Taxonomy Label Linkbase Document. *

Exhibit 101.PRE – XBRL Taxonomy Presentation Linkbase Document. *

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

AMERICAN INTERNATIONAL VENTURES, INC.

(Registrant)

By:  /s/ Jack Wagenti

       ___________________________________

       Jack Wagenti

       Chairman, President and Chief Financial Officer

       (Principal Executive Officer and Principal Financial Officer)

Date:  March 17, 2014

18