Form 10-Q
period 2014-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2014-06-10
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 9, 2014, is 207,270,044 shares of Common Stock, $.00001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

1

Item 1-. Financial Statements

1

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

6

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

9

Item 4. Controls and Procedures.

9

PART II – OTHER INFORMATION

10

Item 1. Legal Proceedings.

10

Item 1A. Risk Factors.

10

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

10

Item 3. Defaults Upon Senior Securities.

10

Item 4. Mine Safety Disclosures.

10

Item 5. Other Information.

10

Item 6. Exhibits

10

SIGNATURES

11

PART I – FINANCIAL INFORMATION

Item 1-. Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	February 28, 2014	May 31, 2013

ASSETS
Current Assets
Cash	$ 10,021	$ 10,442
Other Current Assets	4,576	-
Inventory	71,241	-
Total current assets	85,838	10,442

Fixed Assets
Fixed assets - cost	679,875	656,467
Less: Accumulated depreciation	(175,319)	(98,687)
Net fixed assets	504,556	557,780

Other Assets
Investment in securities	5,000	-
Mining claims	1,321,707	1,321,707
Total other assets	1,326,707	1,321,707

TOTAL ASSETS	$ 1,917,101	$ 1,889,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of convertible notes payable and related interest	$ 143,714	$ 35,000
Current portion of note payable	11,758	11,133
Accounts payable and accrued expenses	57,146	60,281
Taxes payable	103,651	-
Demand notes payable	45,000
Total current liabilities	361,269	106,414

Long Term Debt
Convertible note and related interest	156,707	-
Notes payable	349,516	357,993
Warrant liability	352,950	543,000
Total long - term debt	859,173	900,993
Total Liabilities	1,220,442	1,007,407

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 205,270,044 and 204,220,044, respectively	2,053	2,042
Additional paid in capital	6,715,368	6,523,878
Deficit accumulated during exploration stage	(6,020,762)	(5,643,398)
Total stockholders’ equity	696,659	882,522

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,917,101	$ 1,889,929

The accompanying notes are an integral part of these financial statements.

1

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013	Nine Months Ended February 28, 2014	Nine Months Ended February 28, 2013	Cumulative from January 25, 2012 (Date of Formation) to February 28, 2014

Sales	$ 57,239	$ -	$ 187,200	$ -	$ 187,200
Production cost	53,055	-	158,536	-	158,536
Gross profit	4,184	-	28,664	-	28,664

Administrative expenses	120,510	1,496,902	530,049	5,470,755	6,403,907
Impairment	-	-	-	300,000	300,000
Operating loss	(116,326)	(1,496,902)	(501,385)	(5,770,755)	(6,675,243)

Other Income and Expense:
Change in valuation of warrants	27,150	-	190,050	-	651,600
Gain on sale of mining claim	5,000	-	5,000	-	5,000
Option payment income	-	-	-	-	95,000
Interest income	111	-	111	59	233
Interest expense	(17,941)	(5,917)	(41,180)	(12,318)	(67,392)
Total other income (expense)	14,320	(5,917)	153,981	(12,259)	684,441

Pre tax loss	(102,006)	-	(347,404)	(5,783,014)	(5,990,802)
Income tax expense	29,960	-	29,960	-	29,960

Net Loss	$ (131,966)	$ (1,502,819)	$ (377,364)	$(5,783,014)	$ (6,020,762)

Net Loss Per Share – Basic and Diluted	$ -	$ (0.01)	$ -	$ (0.03)

Weighted Average Number of Shares Outstanding	205,210,044	200,694,827	204,982,132	196,373,396

The accompanying notes are an integral part of these financial statements.

2

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
			Cumulative From
			January 25, 2012
	Nine Month Periods Ended February 28,		(Date of Formation)
	2014	2013	To February 28, 2014)
Cash Flows From Operating Activities:
Net loss	$ (377,364)	$ (5,783,014)	$ (6,020,762)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Impairment	-	300,000	300,000
Depreciation	76,632	68,831	175,319
Equity items issued for services	191,501	3,920,800	3,927,301
Equity items for abandoned claim	-	348,000	348,000
Gain on sale of mining claim	(5,000)	-	(5,000)
Equity item in conjunction with lease	-	370,000	370,000
Escrow adjustment	-	-	118,000
Interest charge related to debt discount	480	-	689
Interest on convertible notes	20,421	-	20,421
Revaluation of warrants	(190,050)	-	(651,600)
Changes in assets and liabilities:
(Decrease) increase in accounts payable and accrued expenses	(3,136)	56,013	35,445
Increase in taxes payable	103,651	-	103,651
Increase in convertible notes payable	-	-	10,000
Increase in inventory	(71,241)	-	(71,241)
Increase in other current assets	(4,576)	-	(4,576)

Net cash consumed by operating activities	(258,682)	(719,370)	(1,344,353)

Cash Flows From Investing Activities:
Purchases of fixed assets	(23,408)	(39,642)	(604,875)
Purchases of mining claims	-	-	(146,800)
Advances for escrow	-	-	(29,000)
Release from escrow	-	(1,000)	-
Cash received as part of reverse recapitalization	-	-	38,120

Net cash consumed by investing activities	(23,408)	(40,642)	(742,555)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	-	813,750	1,815,750
Proceeds of convertible notes	245,000	10,000	255,000
Proceeds of demand notes	45,000	-	45,000
Payments on notes payable	-	(6,171)	-
Payments on financing lease	(8,331)	(7,802)	(18,821)

Net Cash provided by financing activities	281,669	809,777	2,096,929

Net change in cash	(421)	49,765	10,021

Cash balance, beginning of period	10,442	71,413	-

Cash balance, end of period	$ 10,021	$ 121,178	$ 10,021

The accompanying notes are an integral part of these financial statements.

3

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of February 28, 2014 and for the three and nine month periods ended February 28, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended February 28, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2014.

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

On March 7, 2013, the Company formed a subsidiary in Baja, California. It remained inactive until June 1, 2013 at which time it became operational, extracting gold from mining claims that are not owned by the Company.  The Company is negotiating for the acquisition of these claims.  The Company has, thus far, not compensated the owner of the claims for this extraction activity.

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses during the exploration stage of $6,020,762, had a working capital deficiency at February 28, 2014 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4. INVENTORY

The inventory of $71,241 at February 28, 2014 consists solely of processed gold ore and is stated at the lower of cost as determined by allocating total cost of production among the units produced (an average cost basis) or market.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

5.  FIXED ASSETS:

Included in fixed assets are the following:

Machinery and equipment	$528,999
Vehicles	147,791
Computers	3,085
$679,875

6. INVESTMENT IN SECURITIES AND GAIN ON SALE OF MINE

On January 20, 2014, the Company sold a portion of a mining claim for 5,000,000 shares of restricted stock of the buyer.  That stock in a new development stage company was deemed of little value and a nominal value of $5,000 was assigned to it.

There was no cost associated with the mining claim, so the gain reflected in these financial statements is identical to the value assigned to the securities received as consideration for the sale.

7. CONVERTIBLE NOTES

The following recaps activity during the nine month period ended February 28, 2014:

	Principal	Related Interest Accrued	Maturity Date	Conversion Price
Balance May 31, 2013	$ 35,000	$ -	August 31, 2014	$.20

Notes issued during the period:
	95,000	13,714	August 31, 2014	$.20
	150,000	6,707	August 31, 2015	$.20
Total issued	245,000	20,421

Balance February 28, 2014	$280,000	$ 20,421

These notes and related interest are classified in the financial statements based on maturity dates of the convertible notes, which is when the respective principal amounts are due.

Portion deemed current	$143,714		August 31, 2014
Portion deemed long-term	156,707		August 31, 2015
	$300,421

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

8.  TAXES PAYABLE

The financial statements include a charge for income tax for the Mexican subsidiary.  Costs incurred by the Mexican subsidiary include both those costs deductible for tax purposes and those that are non-deductible.  As a result, there is a taxable profit.

In addition, in failing to properly register the Mexican payroll, the Company did not withhold appropriate payroll taxes nor did it initially record the Company portion of payroll taxes.  When the Company became aware of these problems, it recorded appropriate expenses and liabilities.  That tax liability is included in the financial statements.

Of the overall tax liability, $28,783 is for income taxes and $74,868 is for payroll taxes.

9. LONG TERM DEBT OBLIGATIONS

As part of the consideration for the acquisition of certain mining claims, the Company issued debt obligations, as follows:

Claim	Current Portion	Long - Term	Term of Note
Note for acquisition of Turner Ranch mining claim	$	$ 252,000	Principal is due in full on April 30, 2015; interest @ 5% per annum is due each year until the principal is paid.

Note for acquisition of Golden Eagle #2 mining claim	-	68,095	Non-interest bearing loan for which interest has been imputed at 16%. Payments of $874 are due each month and apply only to interest.

Equipment financing	11,758	29,421	Obligation bears interest at 6.55% and is due in monthly installments of $1,175.
	$ 11,758	$ 349,516

10. STOCK WARRANT LIABILITY

During the year ended May 31, 2013, the Company entered into an Advisory Agreement with an investment banker which called for the issuance of stock purchase warrants with full ratchet anti-dilution rights.  After negotiations with the investment banker the Company issued 2,715,000 warrants without anti-dilution rights, which the Company believes is in full satisfaction of the Agreement.  Nonetheless, in accordance with pronouncements of the Financial Accounting Standards Board (FASB), these warrants have been classified as liabilities. They will be periodically revalued by use of a Black Sholes valuation model. Changes in the value will be recorded on the statement of operations. During the nine month period ended February 28, 2014 the value was reduced by $190,050.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

11. CAPITAL STOCK

The following is a summary of common stock activity during the nine month periods ended February 28:

	2014		2013
	Shares	Amount	Shares	Amount

Balance beginning of period	204,220,044	$ 6,525,920	188,465,044	$ 1,841,420
Shares issued for cash			6,510,000	813,750
Shares issued to directors	750,000	142,500	300,000	120,000
Shares issued to consultant	200,000	34,000	5,675,000	2,289,250
Shares to attorney	100,000	15,000	-	-
Shares issued for mine claim acquisition			50,000	21,500
Shares issued for mine claim option			920,000	360,000
Shares issued for mine claims not acquired			1,000,000	300,000
Shares issued for mining leases			1,000,000	370,000
Fair value of options to directors				495,000
Fair value of options issued for services				1,004,550
Balance end of period	205,270,044	$ 6,717,420	203,920,044	$ 7,615,470

12. SUPPLEMENTARY CASH FLOWS INFORMATION

There was $9,450 cash paid for interest in each of the nine month periods ended February 28, 2014 and 2013: there was $3,150 paid for interest in the three month periods ended February 28, 2014 and 2013. There was no cash paid for income taxes during any of the three or nine month periods.

During the nine month period ended February 28, 2014, the Company received stock valued at $5,000 in exchange for a mining claim with no assigned value.

13. STOCK WARRANTS

There were 7,780,000 warrants outstanding at February 28, 2014, as presented below:

Number of Warrants		Exercise Price	Weighted Life (in Years)
4,815,000	(B)	$ 1.00	.58
250,000	(A)	$ .25	.25
2,715,000	(A)	$ .125	3.46

(A) These warrants were principally issued for services. They were valued using a Black Scholes valuation model.

(B)  Issued as part of common stock units.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2014

(Unaudited)

14. RELATED PARTY TRANSACTIONS

During the nine month period ended February 28, 2014, the Company issued 750,000 shares of common stock (valued at $142,500) to its directors.

Also, in the nine month period ended February 28, 2014, the Company borrowed $50,000 from the wife of its chief executive officer and compensated for the loan by issuing $50,000 of convertible notes which bear interest at 16% and are convertible to Company common stock at $.20 per share.  The Company also borrowed $45,000 from its chief executive officer and issued a demand note to him.

Further, the Company's principal shareholder sold 10,000,000 shares of Company common stock for $150,000 and directed that the funds be sent to the Company. In return, the Company issued $150,000 of convertible notes to the shareholder.  Included among the purchasers of the stock, was a director of the Company, who purchased 750,000 shares for $15,000.

During the nine month period ended February 28, 2013, the Company issued 1,100,000 shares (valued at $296,000) to its directors and awarded 1,500,000 options to the directors to purchase Company common stock (valued at $495,000).

Also in the nine month period ended February 28, 2013, the Company closed from escrow on an acquisition of a 704 acre mining claim previously owned by the then Company president and his wife. Consideration for this acquisition was 2,000,000 shares of Company common stock and $80,000.

15. EXPENSES

Included in administrative expenses are the following:

	2014		2013
Consulting expense	$ 34,300		$ 1,814,727
Value of warrants issued for services	-		1,004,550
Value of option awards to directors	-		495,000
Director awards	142,500		432,000
Value of shares issued for mining claim not acquired	-		300,000
Value of shares for lease	-		370,000
Professional fees	105,733		38,031
Geology expenses	-		87,655
Lease expense			41,493
Payroll tax expense for Mexico	76,878		-
Mine option expense	-		48,000
Executive compensation	-		40,000
Assessments for unpatented claims	35,249		30,105
Depreciation expense	33,323	(A)	43,642
Equipment relocation	-		104,020

(A) Represents the portion of this expense not charged to production.

16. SUBSEQUENT EVENTS

On March 5, 2014, the Company entered into an agreement whereby it acquired a 2% equity interest in another company in exchange for 1,000,000 of the shares of restricted stock that the Company previously received in conjunction with the sale of Gypsy Mine (see Note 6). In addition, during May and June 2014, the Company issued a total of 2,000,000 shares of common stock, including 250,000 shares to each of its three directors.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended February 28, 2014 compared with the Nine Months ended February 28, 2013.

During the nine months ended February 28, 2014, the Company, through its subsidiary AIVN de Mexico, commenced limited mining and milling operations on its mining property located in Baja California, Mexico. The claims called the “Mother Lode” have placer and hard rock mining characteristics, and the Company is currently mining the placer portion of the claims.  During the current nine month period, the Company recorded $187,200 in revenues from the sale of precious metals, mainly gold. The Company did not have revenues during the comparable period in 2013.

Production cost during the current nine month period, consisting of mining, milling and personnel costs, was $158,536. The Company did not incur production costs for the comparable period in 2013.

Gross profit for the current nine month period was $28,664. The Company did not have a gross profit for the comparable period in 2013.

Administrative expense for the nine months ended February 28, 2014 was $530,049 compared to $5,470,755 for the comparable period in 2013. Administrative expense consists primarily of professional fees in the amount of $105,733, director awards in the amount of $142,500, payroll taxes for Mexico subsidiary in the amount of $76,878, assessments on unpatented mining claims in amount of $35,329 and depreciation of $33,323. The decrease in administrative cost for the current period from the prior period is due principally to the reduction in consulting expense ($1,780,427), the absence of the cost of warrants issued for services ($1,004,500 in the 2013 period), the absence of director options ($495,000 in prior year) and the absence of other stock based expense ($670,000 in prior year).

During the nine month period ended February 28, 2014, the Company had income in the amount of $190,050 from the sale of warrants previously issued.  A similar item was not recorded for the comparable 2013 period. Interest expense for the nine month period ended February 28, 2014 was $41,180 compared with $12,318 for the comparable period in 2013. The increased interest expense is due to an increase in debt obligations including convertible promissory notes.

During the nine month period ended February 28, 2014, the Company has an income tax expense of $29,960 payable to the Mexican government due to its production activities in Mexico. Net Loss for the nine month period, ended February 28, 2014 was $377,364 compared with a loss of $5,783,014 for the comparable period in 2013. The significant decrease in net loss for the current period is due to the reasons described above.

Three Months Ended February 28, 2014 compared with the Three Months ended February 28, 2013.

During the three month period ended February 28, 2014, the Company recorded $57,239 in revenues from the sale of precious metals, mainly gold. The Company did not have revenues from the comparable period in 2013.

Production costs during that three month period, consisting of mining, milling and personnel costs, were $53,055. The Company did not incur production costs for the comparable period in 2013.

Gross profit for the current three month period was $4,184. The Company did not have a gross profit for the comparable period in 2013.

Administrative expense for the three months ended February 28, 2014 was $120,510 compared to $1,496,902 for the comparable period in 2013. Administrative expense consists primarily of professional fees and Mexico charges for payroll taxes.  The decrease in administrative cost for the current period from the prior period is due principally to the absence of stock-based expense for leases ($370,000 in prior year), the prior year director awards of $312,000 and other non-recurring costs.

During the current three month period, the Company had income in the amount of $27,150 from the change in fair value of warrants previously issued by the Company. A similar item was not recorded for the comparable 2013 period. Interest expense for the current three month period was $17,941 compared with $5,917 for the comparable period in 2013. The increased interest expense is due to an increase in debt obligations.

Net Loss for the current three month period was $131,966 compared with a loss of $1,502,819 for the comparable period in 2013. The significant decrease is due to the reasons described above.

Liquidity and Capital Resources.

Since the acquisition of Placer Gold Prospecting, Inc. in March 2012, our operations have focused on developing, planning and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in Baja California Mexico and Nevada.

None of our properties or claims has any proven or probable reserves and all of our activities undertaken and currently proposed are exploratory in nature.

As of February 28, 2014, the Company had working capital deficit of $275,431, compared with a working capital deficit of $95,972 as of May 31, 2013.  The increase in working capital deficit for the current period is due to increases in various payables during the period partially offset by the addition of inventory during the current period.

The Company has projected that its administrative overhead for the next 12 months will be approximately $165,000 which consists of accounting fees (including tax, audit and review) in the approximate amount of $25,000, legal fees in the approximate amount of $40,000, and miscellaneous expenses of $100,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur additional legal and accounting fees in order to effect acquisition and share exchange or a business combination transaction should one occur. The Company has no other capital commitments. To continue its business plan, the Company will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

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

b.   Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at February 28, 2014.

c.   Loss (Income) Per Share

Basic earnings (loss) per share are computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of shares outstanding.  During periods when a net loss has occurred, as was the case in the three and nine month periods ended February 28, 2014, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

f.   Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed by using accelerated methods, with useful lives of seven years for machinery and equipment, five years for vehicles and three years for computers.

g.   Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs.  There was no advertising expense in the three or nine month periods ended February 28, 2014.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February  28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three month periods ending February 28, 2014 and, 2013, we did not conduct mining operations nor maintain any mining properties in the US. Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the three month periods ending February 28, 2014 and, 2013.

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits Furnished.

Exhibit #31 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #31 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #32 – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits contain information from our Quarterly Report on Form 10-Q for the quarter ended February 28, 2014 formatted in Extensible Business Reporting Language (XBRL):

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

Date:  June 9, 2014

11