Form 10-K
period 2014-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2014-10-28
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended May 31, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 000-30368

AMERICAN INTERNATIONAL VENTURES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3489463
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒   No

As of November 30, 2013, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $28,700,000. This calculation is based upon the last trade of $ 0.14 of the common stock on November 30, 2013. The number of shares outstanding of the registrant's class of common stock on September 10, 2014 was 207,020,044 shares.

AMERICAN INTERNATIONAL VENTURES, INC.

FORM 10-K

For the Fiscal Year Ended May 31, 2014

Table of Contents

PART I

4

Item 1. Business

4

Item 1A. Risk Factors.

21

Item 1B.  Unresolved Staff Comments

33

Item 2.  Properties.

33

Item 3.  Legal Proceedings.

33

Item 4.  Mine Safety Disclosures.

34

PART II

35

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

35

Item 6. Selected Financial Data.

36

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

39

Item 8.  Financial Statements

40

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

54

Item 9A. Controls and Procedures

54

Item 9B. Other Information.

54

PART III

55

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

55

Item 11.  Executive Compensation.

58

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

59

Item 13. Certain Relationships and Related Party Transactions.

60

Item 14.  Principal Accounting Fees and Services.

61

PART IV

62

Item 15. Exhibits, Financial Statement Schedules.

62

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

Sale of Mining Claims during Fiscal 2014.

During fiscal year to 2014, we sold certain mining claims to Gold Mining USA, Inc. (OTC -PINK: GMUI)   (“GMU”). On February 4, 2014, the Company completed the sale of certain mining claims to GMU in exchange for 5 million shares of common stock of GMU. The Company reserved a 3% net smelter return on the claims. The claims consist of four unpatented claims and are part of eight claims held by the Company known as the “Gypsy Gold Mine.” In addition, on June 16, 2014, the Company completed the sale of additional unpatented mining claims to GMU in exchange for 1.5 million shares of common stock of GMU and the Company also reserved a 3% net smelter return. The mining claims consist of twenty two unpatented claims known as “El Tutle/Rich Gulch” and remaining four unpatented claims which are part of the “Gypsy Gold Mine” claims. All of the claims are located in Douglas County, Nevada

Under the February 2014 agreement, the parties further agreed that GMU has the option to purchase the remaining four unpatented claims (part of the Gypsy Gold Mine)  in exchange for GMU purchasing a convertible debenture in the amount of $1,000,000 from the Company within six months from the closing of the original transaction (“Debenture”).  Under the current June agreement, the Company included these four unpatented mining claims as part of the above described transaction, and the parties agreed that the stock consideration (1.5 million shares of common stock of GMU) satisfied the obligation to purchase the Debenture as required under the January 2014 agreement.

15 miles from the town of Tularosa New Mexico, and is accessible through HWY 54.ZZZZ

#1 Mining Operation Disclosure      Stud Mine

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

#2 Mining Operation Disclosure                  T.N.T. Mine

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

#3 Mining Operation Disclosure Bruner Mine

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

On April 3, 2009, the Company completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party (“Patriot Gold”), to acquire the exclusive option to the Bruner Property. Patriot Gold paid the Company the sum of $30,000 at closing.  In order to earn its option to the property, Patriot Gold is required to make the following annual property option payments on April 1;  $35,000 in 2010, $40,000 in 2011, $45,000 in 2012, $50,000 in 2013, $55,000 in 2014, $60,000 in 2015, and $1,185,000 in 2016. Upon meeting the conditions of the agreement, Patriot Gold shall be entitled to an undivided 100% right, title and interest in and to the Property subject to a 1.5% Net Smelter Return (“NSR”) royalty payable to the Company and a 2% NSR payable to the former Property owner. Patriot Gold may purchase 1% of the Company’s 1.5% NSR royalty for an additional payment of $500,000 under certain conditions. The agreement is terminable under certain conditions, including at the option of Patriot. Patriot has made the annual property option payments of through fiscal year ended May 31, 2013.

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

#4 Mining Operation Disclosure Capatola Mines

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

#5 Mining Operation Disclosure Beatty (Barrick) Bullfrog

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

Subsequent Acquisition of the Golden Eagle Placers.

Golden Eagle Placers Mine

(1) Location: The Golden Eagle Placers mine is located in township 35 north, range 34 east, and encompasses the entire section 29. The Golden Eagle mine is located 27.8 miles from the town of Winnemucca, Nevada off HYW 80/Jungo RD.

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

(5} The ore body is a sulphide quartz vein carrying gold and silver, associated with fractures in a diabasic dike. Primary minerals are quartz, pyrite, tetrahedrite (argentiferous), galena, sphalerite, chalcopyrite and native gold. Secondary enrichment appears to have yielded covellite, chalcocite, stephanite, and argentite. After deposition of most of the quartz and sulphides, reopening of the fracture permitted the deposition of additional quartz, together with tourmaline and some more sulphides. The solutions are thought to have come from a neighboring granodiorite stock, and the deposits are regarded as mesothermal or possibly hypothermal.

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

Description of our Current Business

Since the acquisition of PGPI, our operations have focused on planning, developing and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in the Baja California through our subsidiary AIVN de Mexico. In addition to our interest in the Bruner Option and the mining claims in Nevada, we also lease certain mining claims in the Baja California, Mexico. The main focus of current activity has been on mining claims in Baja California, Mexico. During June 2013, we commenced limited operations on the mining claims known as the Mother Lode which we acquired in early calendar year 2013. These claims have both placer and hard rock geological characteristics, and we began a pilot program to mine the placer portion of the claim  in June 2013. A problem with our mining permit caused us to suspend mining in May 2014.  We are addressing this problem and expect to resume mining before the end of our third fiscal quarter 2015. We mine the placer material using heavy equipment and then process the material through a wash mill located on the premises. We purchased a majority of the necessary heavy equipment and mill in 2012. We have not established any proven or probable reserves on this property. In addition, the Company currently is seeking to obtain additional claims in Baja California, Mexico.

We currently have four full time employees located in Mexico, including the President of our Mexican subsidiary, and three part time employees in the United States consisting of our Chief Executive Officer, President and Chief Operating Officer.

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

Exploration Business and Operations

Initially, we intended to permit and reactivate the mining claims acquired in the reverse acquisition.   As of today, the Company plans to sell or joint venture most of its mining properties in Nevada and obtain a mining permit for the Golden Eagle claims or joint venture.  Funding to complete the construction and start production at the Golden Eagle is estimated to be $500,000, including $200,000 for plans and permits, including environmental, $ 50,000 for site improvements (road construction) and $250,000 for installation of wash plant and equipment. We presently do not have the funds available and there can be no assurance we will be able to obtain the necessary funds.

The Company doesn’t expect to conduct any mining operations in Nevada during the fiscal year ended May 31, 2015 and there can be no assurance the Company will be able to sell or have the financing to complete the permitting of the Golden Eagle or ever mine in Nevada.

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

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.  At the present time we do not plan any operations in 2014/15 in Nevada.

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

We anticipate that our expected near term and long term financing requirements to continue our operations and to implement our exploration plans is as follows: five to seven million. At this time, we do not have any arrangements for such financing and there can be no assurance we will acquire such financing.

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

Through May 31, 2015, we expect to incur approximately $160,000 in permitting costs. There can be no assurance we will be able to acquire the funding needed.

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

If any of our current executive employees were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. Messrs. Jack Wagenti, Simon Shainburg, Jerry Scott, Frederick Dunne, Jr. and Arthur Ackerman are our critical employees at this time. In addition to the executives, we rely heavily on a several staff people that have extensive knowledge of our properties and mine plans. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We are entirely dependent on these individuals as our critical personnel at this time. We have no life insurance on any of our employees, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

We have incurred substantial losses since our inception and may never be profitable.

Since its formation on January 25, 2012, Placer has incurred substantial losses and AIVN has accumulated substantial losses during its existence.  In addition, we presently have no revenue.  During the reporting period ended May 31, 2014, we had limited revenues from operations and have reported an operating loss from inception of approximately $6,800,000. We expect to continue to incur losses unless and until we generate sufficient revenue from production to fund continuing operations including exploration and development costs. We expect such losses or the monthly burn rate to be in the range of $40,000 to $60,000. There is no assurance we will be profitable for any quarterly or annual period. Our failure to report profits may adversely affect the price of our common stock and you may lose all or part of your investment.

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

Currently, we have produced gold from our pilot plant in Baja California.  We have not entered into forward sales, commodity, derivative or hedging arrangements to establish a price in advance for the sale of future production, although we may do so in the future. As a result, we may realize the benefit of any short-term increase in the gold price, but we are not protected against decreases in gold and silver prices, and if gold and silver prices decrease significantly, our expected future revenues may be materially adversely affected.

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

In addition, we have the mining equipment and started a pilot program on placer claims in Baja California, Mexico. There can be no assurance we will be able to obtain funding for the acquisition of additional claims in Baja California, Mexico. Our future anticipated capital requirements will primarily be for permitting and mining in the amount of eight to ten million. We presently do not have funding available and there can be no assurance we will be able to get funding..

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

Item 3.  Legal Proceedings.

Except as stated below, the Company is not presently a party to any material litigation nor, to the knowledge of Management, is any litigation threatened against the Company, which may materially affect the business of the Company or its assets.

Pending Litigation.

1.       American International Ventures, Inc v. You Export, Inc. a/k/a Easy Export, Inc. and Fernando Rojas Case No.:  37-2014-00001664-CU-CO-CTL

The Complaint has been filed in February 2014 against the defendants based on breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and theft in connection with certain equipment of the Company. Service was obtained on the Defendants on June 24, 24, 2014 and Proof of Service was filed with the Superior Court of California, County of San Diego on July 18, 2014.  As of this date, the Defendants have not filed a response and the Company is proceeding to obtain a Default Judgment against the Defendants.

2.       American International Adventure, Inc. v. Aurum Mining Exploration, Michael Coates and Brandon Nash. Case No.:  34-2014-00162583

The Complaint was filed in the Superior Court of California, Civil Division of Sacramento County on April 25, 2014 against the defendants based on breach of contract, breach of the covenant of good faith and fair dealing, unjust enrichment and theft in connection with certain equipment of the Company.  In June of 2014 the parties were served.  As of this date no response has been filed and the Company is in the process of obtaining a Default Judgment.

3.       American International Ventures, Inc. vs. Tucker White:

The Complaint was filed with the United State District Court for the District of New Jersey in March of 2014.  The Defendant was served on March 27, 2014.  An Order to Show Cause for a Temporary Restraining Order and Preliminary Injunction to prevent the transfer of stock was filed in April 4, 2014.  The Order to Show Cause was argued in April of 2014 in the United States District Court for the District of New Jersey in Newark, New Jersey and the requests of the Plaintiff were granted.  A cash Bond in the amount of $10,000.00 to guarantee the sincerity of American International Venture, Inc.’s Complaint was provided by the company.  On September 4, 2014 all issues raised by the Complaint were satisfied by the Defendant and the matter was dismissed without prejudice and the $10,000.00 Bond was returned.

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

During the period ended May 31, 2014, we did not conduct mining operations nor maintain any mining properties in the US.  Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the  period ended May 31, 2014.

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

Quarterly Period	High	Low
Fiscal year ended May 31, 2013:
First Quarter	$0.52	$0.23
Second Quarter	$0.44	$0.22
Third Quarter	$0.51	$0.30
Fourth Quarter	$0.38	$0.12

Fiscal year ended May 31, 2014:
First Quarter	$0.17	$0.128
Second Quarter	$0.14	$0.13
Third Quarter	$0.07	$0.06
Fourth Quarter	$0.058	$0.05
Fiscal year ended May 31, 2015:
First Quarter	$0.032	$0.0399

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

Recent Sales of Unregistered Equity Securities.

During the twelve months ending May 31, 2014, we issued 1,200,000 shares of common stock as follows:

•

750,000 common shares to our three Directors for services rendered in fiscal year 2013.

•

250,000 common shares to our attorney for services.

•

200,000 common shares under a consulting agreement.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial position, changes in financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and notes to help provide an understanding of the Company’s financial condition and results of operations.

Overview

At this time, our primary focus is on gold and silver properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Currently, we have produced relatively small amounts of gold or silver from our properties. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives does not occur we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.

During the current fiscal year, our Mexican subsidiary (AIVN de Mexico) began mining operations at our Mexican mining claims.  Sales from these operations amounted to $228,709 during the year.  A problem with our mining permit caused us to suspend mining early in 2014.  We are addressing this problem and expect to resume mining before the end of the second quarter 2014.

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures, except those related to mining in Mexico, have been expensed and we expect to expense significant expenditures during the fiscal year 2014, most of our investment in mining properties does not appear as an asset on our balance sheet.

We must obtain additional financing to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. As an exploration stage company, the Company has no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash, prepaid expenses, equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations, or if we do receive funding to generate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations.

Revenue

The Company had revenues of $228,709 during the year ended May 31, 2014, as described above.  We had no revenue during the year ended May 31, 2013.

We anticipate earning revenues for the next fiscal year. However, we can provide no assurance that we will obtain additional funding to optimize our potential.

Cost of Goods Sold

Cost of goods sold is comprised of the mining operating costs in Mexico.  As the mining operations commenced early in the current fiscal year and then terminated during the same year, we do not feel that the operations were efficient.

Operating expenses

We incurred operating expenses in the amount of $632,621 during the year ended May 31, 2014, compared with $5,897,868 in the year ended May 31, 2013. The significant reduction reflects lower equity based compensation, and a sharp reduction in the use of equity securities to pay for services.

Interest Expense

Interest expense for the year ended May 31, 2014 was $52,257, compared with $26,212 in the previous year.  The increase reflects the full year effect of debt securities issued during the previous year.

Provision for Income Taxes

The Company incurred losses in the year ended May 31, 2013 and, consequently, no provision was required for income taxes.  Losses were incurred in the current fiscal year also, but because some of the costs incurred in Mexico were not deductable for Mexican income taxes, a tax provision of $49,760 was made for this year.  We do not expect this result to occur in the future.

Other Income

During the year ended May 31, 2014, the Company had other income of $55,005 which represents the payment received under the Option Agreement with Patriot Gold. The Company received a comparable $ 50,000 payment in the period ended May 31, 2013.  During the year ended May 31, 2014 the Company also had $407,250 from the revaluation of warrants classified as liabilities.  A similar benefit ($461,550) occurred in the year ended May 31, 2013.

Net Loss

The Company incurred a net loss of $246,397 for the year ended May 31, 2014 as compared to a net loss of $5,412,534 for the year ended May 31, 2013.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we have experienced losses since Inception (January 25, 2012), and as of May 31, 2014, have a working capital deficit of $622,800, recurring negative cash flows from operations, and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As of the fiscal year ended May 31, 2014, we had total assets of $1,868,068, including net fixed assets of $474,360, and mining claims of $1,321,707.  Our current liabilities totaled $689,801; our long term debt was $27,392; there was a $135,000 warrant liability; and stockholders' equity amounted to $1,015,125.

Our audited financial statements for the fiscal year ended May 31, 2014 are contained in our Annual Report on Form 10-K.  The accompanying Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, and to sell some or all of our assets.

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in the exploration stage, we have no revenues and have had only losses since our inception. We have made no commitments for capital expenditures over the next 12 months.

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

For the period ended May 31, 2014, we raised a total of $321,000 through equity transactions and borrowings, partly from officers and directors.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from sales of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next 12 months.

Recent Events

As reported on our Form 8-K filed on October 10, 2014, on October 9, 2014, the Company appointed Joshua (Simon) Shainberg as President of the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American International Ventures, Inc.

We have audited the accompanying consolidated balance sheets of American International Ventures, Inc. and subsidiary (an exploration stage company) as of May 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Ventures, Inc. and subsidiary at May 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that American International Ventures, Inc. and subsidiary will continue as a going concern. As more fully described in Note 4, at May 31, 2014 the Company had no established source of revenues, a working capital deficit of $622,711 and had accumulated losses at May 31, 2014 of $5,871,988. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

September 26, 2014

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS
	May 31, 2014	May 31, 2013
ASSETS
Current Assets
Cash	$ 12,862	$ 10,442
Miscellaneous receivables	22,911	-
Inventories	31,228	-
Total current assets	67,001	10,442

Fixed Assets
Vehicles	150,039	127,468
Mining equipment	502,400	498,977
Office furniture and equipment	30,022	30,022
Total assets	682,461	656,467
Less accumulated depreciation	208,101	98,687
Net fixed assets	474,360	557,780

Other Assets
Investment in securities	5,000	-
Mining claims	1,321,707	1,321,707
Total other assets	1,326,707	1,321,707

TOTAL ASSETS	$ 1,868,068	$ 1,889,929

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 465,980	$ 46,133
Accounts payable and accrued expenses	95,629	60,281
Taxes payable	70,103	-
Advances from officers and directors	58,000	-
Total current liabilities	689,712	106,414

Long Term Liabilities
Long term portions of notes payable	27,392	357,993
Warrant liability	135,750	543,000

Total long term liabilities	163,142	900,993

Total Liabilities	852,854	1,007,407

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 206,020,044 and 204,220,044 shares, respectively	2,060	2,042
Additional paid in capital	6,902,860	6,523,878
Deficit accumulated during exploration stage	(5,871,988)	(5,643,398)
Total American International Ventures, Inc. stockholders’ equity	1,032,932	882,522
Non controlling interest	(17,718)	-
Total stockholders' equity	1,015,214	882,522
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,868,068	$ 1,889,929

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS

	Year 2014	Year 2013	Period From January 25,2012 (Date of Formation) To May 31, 2014

Sales	$ 228,709	$ -	$ 228,709
Cost of goods sold	207,723	-	207,723
Gross profit on sales	20,986	-	20,986

Expenses	632,621	5,897,868	6,806,479
Operating loss	(611,635)	(5,897,868)	(6,785,493)

Other Income and Expense:
Interest income	-	6	122
Interest expense	(52,257)	(26,212)	(78,46)
Option income	55,005	50,000	150,000
Warrant revaluation	407,250	461,550	868,800
Gain on sale of mining claims	5,000		5,000

Total other income	414,998	485,344	945,458

Loss before income taxes	(196,637)	5,412,524	(5,840,035)
Provision for income taxes	49,760	-	49,760
Net Loss	(246,397)	(5,412,524)	(5,889,795)
Net loss attributable to noncontrolling interest	17,807	-	17,807
Net loss attributable to American International Ventures, Inc.	$ (228,590)	$(5,412,524)	$(5,871,988)

Net Loss Per Share – Basic and Diluted	$ -	$ (.03)

Weighted Average Number of Shares Outstanding	205,106,071	198,335,498

The accompanying notes are an integral part of financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY For the Period January 25, 2012 (Date of Formation) to May 31, 2014

	Common Shares		Paid In	Accumulated	Non-controlling
	Number	Par Value	Capital	Deficit	Interest	Total
Balance, January 25, 2012	-	$ -	$ -	$ -		$ -

Shares issued to founders	38,500,000	38,500	(38,500)	-		-

Shares issued for cash	24,350,000	24,350	462,650	-		487,000

Shares issued for mining claims acquired from company under common control	100,000,000	100,000	(100,000)	-		-

Shares issued for mining claims	400,000	400	159,600	-		160,000
Loss prior to reverse acquisition	-	-	-	(60,360)	-	(60,360)
Balance, March 23, 2012	163,250,000	163,250	483,750	(60,360)		586,640
Recapitalization as part of reverse acquisition	19,345,044	(161,424)	195,844	-		34,420

Transactions after reverse acquisition:

Shares issued for cash	3,020,000	30	414,970	-		415,000

Shares issued for mining claims	600,000	6	154,994	-		155,000

Shares issued to secure escrow agreements	2,250,000	23	554,977	-		555,000

Warrants issued to secure escrow agreements	-	-	35,000	-		35,000

Loss since reverse recapitalization	-	-	-	(170,514)	-	(170,514)
Balance, May 31, 2012	188,465,044	1,885	1,839,535	(230,874)		1,610,546

Shares issued for cash	7,310,000	73	913,677	-		913,750

Shares issued for abandoned claims	1,120,000	11	347,989	-		348,000

Shares issued as lease incentive	1,000,000	10	369,990	-		370,000

Other shares for service	6,275,000	63	2,236,187			2,236,250

Fair value of options granted			495,000			495,000

Fair value of warrants issued as compensation			300,000			300,000

Shares issued for mining claim acquisition	50,000	-	21,500	-		21,500

Loss for year	-	-	-	(5,412,524)	-	(5,412,524)
Balance, May 31, 2013	204,220,044	2,042	6,523,878	(5,643,398)	-	882,522

Shares issued for services	1,800,000	18	228,982	-		229,000

Additional capital contributions	-	-	150,000	-	89	150,089

Loss for year	-	-	-	(228,590)	(17,807)	(246,397)
Balance, May 31, 2014	206,020,044	$ 2,060	$6,902,860	$(5,871,988)	(17,718)	$1,015,214

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED May 31, 2014 and 2013
	Year Ended May 31, 2014	Year Ended May 31, 2013	Period From January 25, 2012 (Date of Formation) to May 31, 2014)
Cash Flows From Operating Activities:
Net loss	$(246,397)	$(5,412,524)	$ (5,889,795)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Impairment	-	300,000	300,000
Depreciation	109,414	94,446	208,101
Interest charge related to debt discount	4,481	209	4,690
Deposit writeoff	-	118,000	118,000
Warrant issued for services	-	1,004,550	1,004,550
Revaluation of warrants	(407,250)	(461,550)	(868,800)
Equity items issued for services	229,000	2,731,250	2,960,250
Shares issued for abandoned claims	-	348,000	348,000
Shares issued in conjunction with lease	-	370,000	370,000
Gain on sale of mining claim	(5,000)		(5,000)

Changes in assets and liabilities:
Increase in taxes payable	70,103		70,103
Increase in miscellaneous receivable	(22,911)	-	(22,911)
Increase in accounts payable and accrued expenses	35,437	10,258	74,018
Increase in convertible notes	-	10,000	10,000
Increase in inventories	(31,228)	-	(31,228)

Net cash consumed by operating activities	(264,351)	(887,361)	(1,350,022)

Cash Flows From Investing Activities:
Purchases of fixed assets	(25,994)	(73,070)	(607,461)
Purchases of mining claims	-	(13,800)	(146,800)
Advances for escrow	-	-	(29,000)
Cash received as part of reverse recapitalization	-	-	38,120

Net cash consumed by investing activities	(25,994)	(86,870)	(745,141)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	150,000	913,750	1,965,750
Proceeds of convertible notes	95,000	10,000	105,000
Payments on financing lease	(10,235)	(10,490)	(20,725)
Advances from officers and directors	76,000		76,000
Repayments of officer and director advances	(18,000)		(18,000)

Net Cash provided by financing activities	292,765	913,260	2,108,025
Net change in cash	2,420	(60,971)	12,862
Cash balance, beginning of year	10,442	71,413	-
Cash balance, end of year	$12,862	$10,442	$12,862

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

Note 1. ORGANIZATION AND BUSINESS

Organization

On March 23, 2012 the Company entered into a Share Exchange Agreement with the shareholders of Placer Gold Prospecting, Inc. (Placer) under which 163,250,000 shares of Company common stock was exchanged for an equal number of shares of Placer common stock. This share exchange agreement was treated as a reverse recapitalization, under which the legal acquiree (Placer) was treated as the accounting acquiror and the equity accounts of the Company were adjusted to reflect a reorganization. Inasmuch as Placer was treated as the accounting acquiror, whenever historical financial information is presented, it will be Placer information. Placer was organized January 25, 2012.

Business

The Company is in the business of mining for precious metals. It is currently an exploration stage company as set forth in Securities and Exchange Commission (SEC) Industry Guide #7 and, accordingly, expenses all exploration costs until proven and probable reserves are established.

The Company formed a subsidiary in Mexico (AIVN de Mexico) during 2013 to exploit mining claims it has acquired in the Mexican state of Baja, California.  The Company acquired an 85% interest in this subsidiary, with the other 15% owned by officers of the subsidiary.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

b. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses, and notes payable, approximate their fair values at May 31, 2014.

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

May 31, 2014

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e. Marketable Securities

Marketable securities, when owned, are classified as available-for-sale and are carried at fair value. Unrealized gains and losses on these securities are recognized as increases or decreases in accumulated other comprehensive income.

f. Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight line method, with useful lives of seven years for mining equipment and five years for vehicles.

g. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

h. Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense during the years ended May 31, 2014 or 2013.

i. Segment Reporting

The Company is organized in one reporting and accountable segment.

j. Recognition of Revenue

Revenue is realized from product sales. Recognition occurs upon shipment to customers, and where the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Additional revenue from royalties is recognized when persuasive evidence of an arrangement exits; the amount due is fixed or determinable; and collectability is reasonably assured.

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

l. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From formation (January 25, 2012) to May 31, 2014, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining claims, mapping, and assaying. Revenue has been realized beginning with the year ended May 31, 2014 from sales of product by AIVN de Mexico.  In addition, the Company realized property option payments of $55,005 during the year ended May 31, 2014 and $50,000 during the year ended May 31, 2013 - see Note 7.

m. Investments in Mining Claims

Mining claims held for development are recorded at the cost of the claims, plus related acquisition costs. These costs will be amortized when extraction begins.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

As of May 31, 2014, none of the mine concessions met the requirements for proven reserves; development costs are therefore expensed.

o. Impairment

The Company performs a review for potential impairment of long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable.

p.  Foreign Currency Translation

The assets of the Mexican subsidiary are in Mexico.  The Mexican subsidiary depends on the ability of the parent company to raise cash which is transferred to the subsidiary to meet its operating cash needs.  Therefore, the Company's management has determined that the functional currency of the Mexican subsidiary is the US dollar.  Since that is the case, the Company remeasures its subsidiary financial statements in US dollars.  Any gains or losses are reflected on the Statements of Operations.

The accounts of the Mexican subsidiary are remeasured in US dollars as follows:

(a)  Monetary assets and liabilities are translated based on the rates of exchange in effect at balance sheet dates.

(b)  Non-monetary assets, liabilities, and equity accounts are translated at the exchange rates prevailing at the times of acquisition of assets, assumption of liabilities or equity investments.

(c)  Revenues and expenses are translated at the average exchange rates for each period, except for charges for amortization and depreciation of non-monetary assets which are translated at the rates associated with the assets.

q. New Accounting Pronouncements

The Company does not believe the adoption of recently issued pronouncements will have a significant effect on Company results of operations, financial position, or cash flows.

Note 3. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2014, the Company issued 1,500,000 shares of Company stock valued at $179,993 to its directors.

During the year ended May 31, 2014, the Company borrowed $60,000 from the Company president and his wife (see Note 9), issuing convertible notes in return.  In addition, it received advances of $76,000 from the Company president and one other director; of this amount, $18,000 was repaid during the year.

The president of AIVN de Mexico owns the land where AIVN de Mexico has its mining camp.  The Company paid $9,800 during the year in rent.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

Note 4. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its formation totaling $5,889,795, and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. This lack of liquidity raises substantial doubt about the ability of the Company to continue as a going concern.  Management's current plans to overcome this problem, the realization of which cannot be assured, include development of the Company's Mexican mining claims and securing financing to support these development plans.

Note 5. MINING CLAIMS

The main activity of the Company will be the exploitation of mineral resources from its mining claims. Since its inception, the Company has acquired mining claims, listed below, and is currently exploring these claims and expects to begin exploiting them during the next year.  Mining began in June 2013 on a claim acquired by AIVN de Mexico and sales of $228,709 were realized from this activity during the current year.  Licensing problems with this mine occurred early in 2014 and mining was suspended.  Resolution of these problems is expected shortly at which time the Company will resume mining at this claim.

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

May 31, 2014

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

Note 7. PROPERTY OPTION AGREEMENT

On April 1, 2009, the Company entered into a Property Option Agreement with Patriot Gold Corporation (“Patriot”) whereby Patriot may acquire an undivided right in the Company’s patented Bruner claim, subject to an existing 2% net smelter return in favor of the prior property owners and a 1.5% net smelter return reserved by the Company. The option requires annual payments to the Company ranging from $45,000 to $60,000, due on or before April 1 of each year, with a final payment of $1,185,000 due on or before April 1, 2016, for a total payment amount of $1,500,000. A payment of $55,005 was received during the current year. Patriot also has the right to prepay all of the scheduled option payments, at which time it would acquire a 100% interest in the property. It also has the right until thirty days after beginning mine construction to purchase from the Company the 1.5% net smelting right for $500,000. During the option period, Patriot has the right of access to enter upon and take possession of and prospect, explore and develop the property in such manner as Patriot in its sole discretion may deem advisable, subject to certain conditions. The option is terminable at any time by Patriot.

Note 8. NOTES PAYABLE

As part of the consideration for the acquisition of certain mining claims, the Company issued promissory notes, as follows:

Claim	Current Portion	Long - Term	Term of Note
Note for acquisition of Turner Ranch mining claim	$ 252,000	-	Principal due on April 30, 2015, with interest at 5% per annum

Note for acquisition of Golden Eagle #2 mining claim	72,096	-	Principal due February 1, 2015; the debt is non-interest bearing but interest has been imputed @16%; payments of $874 are due each month with the balance due at maturity.

Equipment financing lease	11,884	27,392	Principal on 6.55% equipment lease is due June 1, 2017

Convertible notes	130,000	-	All notes are due August 31, 2014 and bear interest @ 16% - see Note 9.
Total notes payable	$465,980	$ 27,392

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

Note 8. NOTES PAYABLE (continued)

The following is a table of payment requirements associated with this debt:

Fiscal Year Ended
May 31, 2015	465,980
May 31, 2016	12,685
May 31, 2017	13,539
May 31, 2018	1,168
$493,372

Note 9.  CONVERTIBLE NOTES

The Company has approved a $1,250,000 Convertible Note Issuance, convertible into Company common stock at $.20 per share.  Through May 31, 2014, the Company had borrowed $130,000 under eleven promissory notes.  Seven of the notes were borrowings from the Company president and his wife (see Note 3).  The notes bear interest at 16% and are all due August 31, 2014 (see Note 16).  All of these notes were extended at maturity; the new due date for each is ongoing.

Note 10.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection" .  In accordance with pronouncements of the FASB, these warrants were initially valued at $1,004,550 and have been classified as a liability.  They are periodically revalued by use of a Black Scholes valuation model.  Changes in the value are recorded on the statement of operations.  During the year ended May 31, 2014, the value was reduced by $407,250.  A similar change in value of $461,550 was recorded in the year ended May 31, 2013.

Note 11. STOCK OPTIONS

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

During fiscal year 2013, the Company shareholders adopted the 2012 option plan, approved in accordance with Delaware Corporation General Law, by which the Board can issue 5,000,000 options to purchase common stock.  Under the plan, 1,500,000 options were granted during the year ended May 31, 2013.

The fair value of options granted under these plans was estimated on the date of grant using a Black-Scholes valuation model.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

Note 11. STOCK OPTIONS (continued)

The assumptions used in developing the fair value were as follows:

Stock volatility	178.52%
Expected life	5 Years
Dividends	None
Risk free rate	1.49%

The following is a summary of options activity during the years ended May 31, 2014 and 2013:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Options outstanding at May 31, 2012	1,400,000	$.05
Options granted during fiscal 2013	1,500,000	$.36
Options exercised or cancelled during fiscal 2013	-	-
Options outstanding and exercisable at May 31, 2013	2,900,000	$.21
Options granted during fiscal 2014	-	-
Options exercised or cancelled during fiscal 2014	-	-
Options outstanding and exercisable at May 31, 2014	2,900,000	$.21
Weighted average remaining life of outstanding options – years	1.92

Note 12. WARRANTS

There were 7,530,000 warrants outstanding at May 31, 2014, as detailed below:

Number of	Exercise	Weight Life
Warrants	Price	(In Years)

4,815,000	$1.00	.33
2,715,000.125		3.06

Each of the warrants listed first above have provisions allowing the Company to redeem it for $.00001 per warrant on 30 days notice.

Note 13. RENTALS UNDER OPERATING LEASES

The Company conducts its U.S. operations from the home of one of its officers. There is no rental agreement for the use of the office. If rent were charged, the amount would be insignificant.  Operations in Mexico are conducted without charge from the home of an employee.  If rent was charged, it would be insignificant.

The Company has no operating leases with noncancelable lease terms in excess of one year.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

Note 14. INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; an NOL of $3,294,789 had accumulated at May 31, 2014 on U.S. operations and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance. If not used, the carryforwards will expire as detailed below.

Year Ended May 31,	Amount
2017	$102,907
2018	154,637
2019	72,578
2020	28,123
2021	124,157
2022	137,570
2023	80,079
2024	161,194
2025	217,636
2026	156,448
2027	55,133
2028	32,333
2030	8,065
2032	230,874
2033	1,605,369
2034	127,686

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $19,152 during the year ended May 31, 2014.

Total
Deferred Tax Assets	$ 494,218
Realization Allowance	(494,218)
Balance Recognized	$ -

The effective tax rate is as follows:

Statutory Federal Rate	15%
Effect of Valuation Allowance	(15%)
Effective Rate	0%

The financial statements include a charge for income tax of AIVN de Mexico, despite the fact that the Mexican company sustained losses during the current fiscal year.  Costs incurred by the Mexican subsidiary include costs that are deductable for income tax purposes in Mexico and some that are not so deductable.  As a result, there was a taxable profit.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2014

Note 15. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

The Company made cash payments for interest of $61,460 and $12,600 during the years ended May 31, 2014 and 2013.  The Company did not make cash payments for income taxes during either of those years.

The following non-cash financing and investing activities took place during the year ended May 31, 2014:

On January 20, 2014, the Company sold portions of the Gypsy mining claim for 5,000,000 shares of restricted stock of the buyer.  That stock in a new development stage company was deemed of little value and a nominal value of $5,000 was assigned to it.  There was no cost associated with the mining claim, so the gain reflected in these financial statements is identical to the value assigned to the securities received as consideration for the sale.

The Company issued 1,800,000 common shares to directors, a consultant, and an attorney in return for services.  The shares were valued at $228,982.

During the year ended May 31, 2013, the Company closed escrow on a claim acquisition that involved 2,000,000 shares of company stock.

The following additional non-cash investing activities took place during the year ended May 31, 2013:

The Company financed the acquisition of a mining claim with 50,000 shares of stock, valued at $21,500.

The Company refinanced an existing $60,000 payable stemming from a prior year fixed asset acquisition with a five year, 6.55% equipment lease.

The Company partially financed the acquisition of a fixed asset through the issuance of a convertible note.

Note 16.  FIXED ASSETS

Fixed assets are located in both the U.S. and in Mexico.  Assets are recorded at cost.  Depreciation is provided by the straight line method, employing useful lives of seven years for mining equipment and five years for vehicles.

Balances at May 31, 2014 and 2013 are presented below:

	2014	2013	Net Change
Vehicles	$150,039	$127,468	$ 22,571
Mining equipment	502,400	498,977	3,423
Office furniture and equipment	30,022	30,022	-
Total assets	682,461	656,467	25,994
Accumulated depreciation	208,101	98,687	109,414
	$474,360	$557,780	$(83,420)

Note 17. SUBSEQUENT EVENTS

On June 16, 2014, the Company sold the El Tule Canyon mining claim and the remainder of the Gypsy claim for 1,500,000 shares of restricted common stock of the buyer, bringing to 6,500,000 the number of shares of the buyer now owned (see Note 15).

On August 31, 2014, the Company defaulted on its obligation for $130,000 of convertible notes (see Note 9).

On October 9, 2014, Mr. Joshua (Simon) Shainberg was appointed  President of the Company (See Part II, Item 10. Directors. Executive Officers. Promoters and Control Persons).

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

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our management has concluded that internal control over financial reporting was not effective as of May 31, 2014.

There were no changes in our internal controls over financial reporting during the fiscal period ended May 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal period ended May 31, 2014 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth the names and ages of each of the persons designated to become members of the Board of Directors and Executive Officers effective upon closing of the Share Exchange

Name	Age	Positions and Offices to be Held
Jack Wagenti	77	Chairman, Chief Executive Officer, Chief Financial Officer; Secretary; Treasurer;
Joshua (Simon) Shainberg	58	President
Jerry Scott	77	Chief Operating Officer
Frederick Dunne, Jr.	69	Director
Arthur deWitt Ackerman	73	Director
Eduardo Lino Boullosa Alvarez	43	President AIVN de Mexico the Company’s Subsidiary

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

Jack Wagenti (77) was previously elected Chairman of the Board and Chief Executive Officer of US Precious Metals, Inc. in December 2007 and subsequently resigned in October 2008. Mr. Wagenti had been Chief Financial Officer/Secretary/Treasurer from May of 2002 until the December 2007 appointment. Mr. Wagenti was appointed again in August 2010 as Chairman of the Board, Secretary Treasurer and Chief Financial Officer of US Precious Metals, Inc. Mr. Wagenti resigned all positions in US Precious Metals, Inc. November 30, 2011. Mr. Wagenti has been Director of International Power Group since October of 2004 and resigned September 2008. From 1996 to May 2009, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board and Pink Sheet market. Mr. Wagenti resigned as a Director in May of 2009 as a Director of American International Ventures, Inc. Mr. Wagenti was reappointed to the board of American International Ventures, Inc. February 6, 2012 and all then present Officers and Directors resigned. Mr. Wagenti serves full time as interim Chief Executive Officer, Chief Financial Officer, Secretary Treasurer and Chairman of the Board for American International Ventures, Inc. with no salary. Mr. Wagenti’s experience in developing and growing companies led to the conclusion he should serve as a director of the Company.

Retired Major Jerry D. Scott (77) attended three (3) years of college at the University of Omaha & Mankato State Teachers college. Mr. Scott than entered the Air Force in 1958 and attained officer status by completing the cadet program. Mr. Scott flew on a Strategic Air Command crew as a Radar Navigator for 5 years in B-47's and 8 years in B-52's, which instilled in Jerry the need to be surrounded by and committed to professional and responsible individuals, all dedicated to accomplishing a common goal. Major Scott reluctantly retired as a regular Major after a tour in Vietnam with a medical disability and henceforth, entered the construction industry in 1973 and that has continued right up until today. Mr. Scott is planning, permitting and developing the set-up and infrastructure, such as mining camps, heavy equipment service and dispatch, pilot plant operations and all the necessary mining facilities in order to operate Placer Gold Prospecting projects for extraction of gold and silver ore at its Nevada mining sites. Mr. Scott is the President of Gold Construction, Inc., the Nevada Construction company set by Mr. Scott and his son to develop the Placer Gold Prospecting home base mining facilities in Beatty, Nevada. Mr. Scott also is Chief Operating Officer of American International Venture, Inc.

Joshua (Simon) Shainberg (58) has been the principal of JFK Oil Terminal Corp., which owns a 6 acre oil terminal in Berwick, Pennsylvania. In his capacity as principal, he facilitated all aspects of the oil terminal acquisition. During the same period, he has been principal of Exploration Solutions, LLC, where he participated in numerous real estate projects and various corporate finance projects. Mr. Shainberg also has an extensive background in corporate finance projects.

In 1999, Mr. Shainberg was named a co-defendant in an action by the Securities and Exchange Commission, in the U.S. District of the Eastern District of New York, alleging securities of violations of Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. On January 13, 2016, the District Court entered a judgment against Mr. Shainberg permanently barring him from future violations under Section 17(a) of the Securities Act and Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. Mr. Shainberg paid $50,000.00 in fines and restitution. In addition, as a result of such action, Mr. Shainberg is permanently barred from any association with a broker-dealer.

Frederick R. Dunne, Jr. (70) is managing member of Dunne & Associates, LLC, a law firm in Kearny, New Jersey. Mr. Dunne received his BA from Niagara University 1966 and his JD from Seton Hall University 1970. Mr. Dunne was admitted as an Attorney at Law in the State of New Jersey on November 28, 1972; to the United States District Court for the District of New Jersey on November 28,1972; to the State of New York on May 15, 1984; to the United States District Court for the District of Colorado on May 19, 1997; to the United States Court of Appeals for the Third Circuit on October 28, 1998; to the United States District Court for the Eastern District of New York on March 14, 2000 and the United States District Court for the Southern District of New York on March14, 2000. Mr. Dunne has served many elected or appointed positions in Kearny, North Arlington, and Hudson County. Mr. Dunne was President West Hudson Bar Association, Chairman St. Benedict's Alumni Fund and St. Benedict's Prep Reunion Committee and Fund Raising. Mr. Dunne’s experience in corporate matters led to the conclusion he should serve as a director of the Company.

Arthur deWitt Ackerman (73) has been involved with entrepreneurial endeavors and sales for most of his career. From 1967-1980 Mr. Ackerman had a successful career with Home Life of New York where he was a member of the Hall of Fame and a Charter member of the Top of the Round Table. In 1982 Mr. Ackerman co- founded a Wall Street based gold exploration and money management group. Since 1980 Mr. Ackerman has been an investment banker for resource and technology companies, raising over $50,000,000 for early stage companies. Mr. Ackerman is also an angel investor in resource, technology and renewable energy companies, and in a LEEDS community in the Mohave Desert which will incorporate hydroponic farming, water production, solar power generation, and residential and resort facilities. Mr. Ackerman is a Director of Beech Tree Labs, Inc. and The Mohave National Preserve Conservancy. Mr. Ackerman is also a member of the Board of Advisors of TrakLok Corp. Mr. Ackerman’s experience in raising funds for developing and growing companies led to the conclusion he should serve as a director of the Company.

Eduardo "Lalo" Lino Boullosa, Jr. (43) is a third generation miner. His grandfather, and Eduardo Sr. were all miners who worked the El Alamo Mining District, in Baja California since the 1920's.  He works with his twin brother Manolo Lino Boullosa, who is an employee of our Mexican subsidiary.

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

Involvement in Certain Legal Proceedings

Except as otherwise stated herein, to the knowledge of the Company, none of its executive officers or directors has been personally involved in any of the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

(i)

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)

Engaging in any type of business practice; or

(iii)

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

Item 11.  Executive Compensation.

The following table provides certain information for the fiscal period ended May 31, 2014 concerning compensation earned for services rendered in all capacities by our named executive officers during year ended May 31, 2014 and the period ended May 31, 2013

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack Wagenti, President	2013	0	0	$ 95,500	$ 165,000	0	0	0	$ 260,500
	2014	0	0	$ 40,000	$ 60,000	0	0	0	$ 100,000
Jerry Scott, COO	2013	0	0	0	0	0	0	0	$ 0
	2014	0	0	0	0	0	0	0	$ 0

Employment Agreements

Except as stated herein, the Company does not have an employment agreement with its executive officers. On October 9, 2014, the Company appointed Mr. Joshua (Simon) Shainberg as the Company’s President. The parties have agreed that during Mr. Shainberg’s tenure as President of the Company he will not receive or accrue any compensation or other remuneration in connection with his role with the Company.

Discussion of Director Compensation

During the year ended May 31, 2014, the Company issued 1,500,000 shares of Company stock valued at $179,993 to its directors. Except for equity awards, the Company did not pay any director compensation during the fiscal period ended May 31, 2014. The Company may begin to compensate its directors at some time in the future.

OUTSTANDING EQUITY AWARDS AT MAY 31, 2014.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of September 10, 2014, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group as of such date. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 207,020,044 shares of common stock of the Company which are issued and outstanding as of September 10, 2014. Except as otherwise noted, the address for each party is 15122 Tealrise Way, Lithia, Florida 33547, the address of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner (1)	of Class
Common	Jack Wagenti (2)	15,612,392	7.54%

Common	Lino Manolo Boullosa Alvarez (3)	500,000	0.24%

Common	Jerry Scott (4)	1,100,000	0.53%

Common	Frederick R. Dunne, Jr. (5)	1,250,000	0.06%
Common	Arthur deWitt Ackerman (6)	6,250,000	3.02%

Common	Golds Gold Group LLC (7)	63,700,000	30.77%

Common (8)	Officers and Directors as a group (5 persons)	24,712,392	11.39%

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

(2) Mr. Wagenti is Chairman, and Interim CEO, CFO of the Company. The amount includes 15,362,392 shares held by Mr. Wagenti’s spouse.

(3) Mr. Alvarez is President of AIVN de Mexico the parent Company’s subsidy.

(4) Mr. Scott is Chief Operating Officer of the Company.

(5) Mr. Dunne is a Director of the Company.

(6) Mr. Ackerman is a Director of the Company.

(7) The address for Golds Gold Group LLC is 1 Mapp Street, 3rd Floor, Belize City, Belize.

Item 13. Certain Relationships and Related Party Transactions.

During the year ended May 31, 2014, the Company issued 1,500,000 shares of Company stock valued at $179,993 to its directors.

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

During the twelve months ending May 31, 2014, we issued 1,200,000 shares of common stock as follows:

•

750,000 common shares to our three Directors for services rendered in fiscal year 2013.

•

250,000 common shares to our attorney for services.

•

200,000 common shares under a consulting agreement.

Code of Ethics

The Company has adopted a code of ethics. The code of ethics is attached as Exhibit 14 to the Company’s Form 10-K for the period ended May 31, 2009. The Code applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the year ended May 31, 2014 and 2013:

Fee Category	Year Ended 5/31/14	Year Ended 5/31/13
Audit Fees	$ 29,595	$ 37,692
Audit Related Fees
Tax Fees	600	600
All Other Fees
Total Fees	$ 30,195	$ 38,292

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits required by Regulation S-K, Item 601.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, incorporated by reference to Form 10SB12G filed November 8, 1999
3.2	By-laws, incorporated by reference to Form 10SB12G filed November 8, 1999
4.1	Stock Certificate Specimen, , incorporated by reference to Form 10SB12G filed November 8, 1999
4.2	Stock Option Plan, filed with Form 8-K/A on June 3, 2013
10.1	Share Exchange Agreement*
10.2	Property Option Agreement with Patriot Gold Corp.*
10.3	Daal LLC Agreement Golden Eagle *
10.4	Tucker White Agreement Golden Eagle *
10.5	Turner Ranch Agreement*
10.6	Gypsy Gold Mine Purchase Contract dated January 20 2014 by and between the Company and Gold Mining USA, Inc. filed with Form 8-K on February 8, 2014.
10.7	Gypsy/El Tule/Rich Gulch Gold Mining Claims Purchase Contract dated June 16, 2014 by and between the Company and Gold Mining USA, Inc. filed with Form 8-K on June 24, 2014.
14	Code of Ethics, incorporated by reference to Form 10-K filed November 11, 2009
21.1	Subsidiaries
31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an exhibit to Form 8-K/A filed on November 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	AMERICAN INTERNATIONAL VENTURES, INC.
By: /s/ Jack Wagenti ___________________________________ Jack Wagenti Chairman, Principal Executive Officer and Principal Financial Officer Date: October 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur DeWitt Ackerman		October 15, 2014
Arthur DeWitt Ackerman	Director

/s/ Fred Dunne, Jr.		October 15, 2014
Fred Dunne, Jr.	Director

/s/ Jack Wagenti		October 15, 2014
Jack Wagenti	Chairman, Principal Executive Officer and Principal Financial Officer