Form 10-Q
period 2014-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2014-12-12
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 15, 2014, is 207,870,044 shares of Common Stock, $.00001 par value.

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

11

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

11

Item 3. Defaults Upon Senior Securities.

11

Item 4. Mine Safety Disclosures.

11

Item 5. Other Information.

11

Item 6. Exhibits

11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	August 31, 2014	May 31, 2014
ASSETS
Current Assets
Cash	$ 7,125	$ 12,862
Miscellaneous receivables	23,644	22,911
Inventories	18,444	31,228
Total current assets	49,213	67,001

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	30,022	30,022
Total assets	682,461	682,461
Less accumulated depreciation	219,779	208,101
Net fixed assets	462,682	474,360

Other Assets
Investment in securities	6,500	5,000
Mining claims	1,321,707	1,321,707
Total other assets	1,328,207	1,326,707
TOTAL ASSETS	$ 1,840,102	$ 1,868,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 466,240	$ 465,980
Accounts payable and accrued expenses	132,665	95,629
Taxes payable	87,779	70,103
Advances from officers and directors	109,000	58,000
Total current liabilities	795,684	689,712

Long Term Liabilities
Long term portions of notes payable	24,298	27,392
Warrant liability	108,000	135,750

Total long term liabilities	132,298	163,142

Total Liabilities	927,982	852,854

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 207,870,044 and 206,020,044 shares, respectively	2,079	2,060
Additional paid in capital	7,100,141	6,902,860
Accumulated deficit	(6,163,304)	(5,871,988)
Accumulated other comprehensive income	(920)	-
Total American International Ventures, Inc. stockholders’ equity	937,996	1,032,932
Non controlling interest	(25,876)	(17,718)
Total stockholders' equity	912,120	1,015,214
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,840,102	$ 1,868,068

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended August 31,
	2014	2013

Sales	$ 18,188	$ 101,411
Cost of goods sold	12,265	87,659
Gross profit	5,923	13,752

Administrative expenses	308,569	280,813
Operating loss	(302,646)	(267,061)

Other Income and Expense:
Revaluation of warrants	27,750	81,450
Gain on sale of mining claims	1,500	-
other income	40	-
Interest expense	(14,679)	(10,342)
Total other income	14,611	71,108

Net loss before taxes	(288,035)	(195,953)
Provision for income taxes	11,277	1,361
Net Loss	(299,312)	(197,314)

Net loss attributable to non controlling interest	7,996	-
Net loss attributable to American International Ventures, Inc.	(291,316)	(197,314)

Other comprehensive income
Exchange rate changes	(1,082)	-
Attributable to non controlling interest	162	-
Net other comprehensive income	(920)	-
Total Comprehensive loss	$ (300,394)	$ 197,314)

Net Loss Per Share – basic and diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	207,829,827	191,694,827

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Month Periods Ended August 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$ (299,312)	$ (197,314)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Depreciation	11,678	26,777
Equity items issued for services	197,300	142,500
Interest charge related to debt discount	267	65
Revaluation of warrants	(27,750)	(81,450)
Gain on sale of mining claims	(1,500)	-

Changes in assets and liabilities:
Increases in accounts payable and accrued expenses	28,609	65,554
Increases in tax liability	17,676	1,361
Increases in interest accrual	7,127	3,689
Decrease in inventories	12,265	-
Net cash consumed by operating activities	(53,640)	(38,818)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	(14,300)
Net cash consumed by investing activities	-	(14,300)

Cash Flows From Financing Activities:
Proceeds of convertible notes	-	70,000
Proceeds of shareholder loans	51,000	3,814
Payments on notes payable	(2,899)	(2,732)
Net Cash provided by financing activities:	48,101	71,082

Effect on cash of exchange rate changes	(198)	-
Net change in cash	(5,737)	17,964

Cash balance, beginning of period	12,862	10,442
Cash balance, end of period	$7,125	$ 28,406

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of August 31, 2014 and for the three month periods ended August 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended August 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2015.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2014.

2. BACKGROUND

On March 23, 2012, the Company entered into a share exchange agreement with Placer Gold Prospecting, Inc. (“PGPI”), a Company that was formed on January 25, 2012. This share exchange agreement was  treated as a reverse recapitalization, under which the legal acquiree (Placer) was treated as the accounting acquirer and the equity accounts of the Company were adjusted to reflect a reorganization. Inasmuch as Placer was treated as the accounting acquireor, whenever historical financial information is presented, it is Placer information.

On May 3, 2013, the Company formed a subsidiary in Baja, California.  It remained inactive until June 1, 2013 at which time it became operational, on a limited basis.  A problem with the mining permit caused suspension of mining activities in May 2014.  The Company is working to resolve that problem.

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception.  It also had a working capital deficiency at August 31, 2014 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  DEBT OBLIGATIONS

On August 31, 2014, the Company defaulted on its obligation for $130,000 of convertible notes.

5.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities.  They will be periodically revalued by use of a Black Sholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the three month periods ended August 31, 2014 and 2013, the value was reduced by $27,750 and $81,450, respectively.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2014

(Unaudited)

6. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	Shares	Amount

Balance May 31, 2014	206,020,044	$6,904,920
Shares issued for services	1,850,000	107,300
Balance August 31, 2014	207,870,044	7,012,220

7. SUPPLEMENTARY CASH FLOW INFORMATION

There was $ 3,150 cash paid for interest in each of the three month periods ended August 31, 2014 and August 31, 2013; there was no cash paid for income taxes during either of the three month periods.

On June 16, 2014, the Company sold El Tule Canyon mining claim and the remainder of the Gypsy claim for 1,500,000 shares of restricted common stock of the buyer; these shares were valued at $1,500.  This brings to 6,500,000 the number of shares of the buyer that are owned by the Company.

8. WARRANTS

There were 7,530,000 warrants outstanding at August 31, 2014, as presented below:.

Number of Warrants	Exercise Price	Weighted Life (in Years)
4,815,000	$ 1.00	.33
2,715,000(A)	$ .125	2.96

(A)

These warrants were principally issued for services.  They were valued using a Black Scholes valuation model.

9. RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2014, the Company issued 1,250,000 shares (valued at $72,500) to its directors.  In addition, options to purchase 1,500,000 shares of common stock, valued at $90,000, were issued to the directors.  Options to purchase the same number of shares, which had been issued to the same directors in 2012, were cancelled.  The exercise price of the new options is $.07 per share; these options do not have an expiration date.

The Company received shareholder loans during the quarter that totaled $51,000.

10.  SUBSEQUENT EVENTS

On October 9, 2014, Mr.  Joshua (Simon) Shainberg was appointed president of the Company.  On December 4, 2014, Mr. Shainberg resigned in such capacity. His resignation did not occur as a result of any disagreement with the Company over its practices, policies or procedures.

Forward Looking Statements and Cautionary Statements .

Certain of the statements contained in this Quarterly Report on Form 10-Q includes "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2014. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2014, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three month period ended August 31, 2014, the Company had revenue of $18,188, compared with revenue of $101,411 in the same period of 2013.  These revenues are derived from mining activity of its subsidiary, AIVN de Mexico. During the preceding quarter (ended May 31, 2014), AIVN de Mexico stopped all pilot plant mining operations and started the application process with the government of Mexico for mining permits. Cost of goods sold consisting of mining, milling and personnel costs,  was $12,265 during the three month period ended August 31, 2014 and $87,659 during the same period of 2013.

Gross profit for the 2014 three month period was $5,923, compared with $13,752 in the 2013 period.

Administrative expenses for the three months ended August 31, 2014 were $308,569 compared to $280,813 for the comparable period of 2013. Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items. The increase in administrative costs for the current period is due principally to increases in such compensation.

The Company had an operating loss in the current three month period of $302,646, compared with an operating loss of  $267,061 for the comparable period in 2013. The increase is primarily due to the expense increases described above.

Interest expense in the current three month period was $14,679 compared with $10,342 in the comparable period of 2013. Interest expense accrues on outstanding debt obligations, which were higher in the 2014 period.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.  The liability reduction was greater in 2013 than in 2014, causing an unfavorable change in Company income.

Net loss for the current three month period was $299,312compared with a net loss of $197,314 in the comparable period of 2013.  The unfavorable change is due to factors discussed above.

Since the acquisition of PGPI, our operations have focused on developing, planning and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in Baja California, Mexico, and Nevada.  We will focus on acquiring gold and base mineral resource properties that historically produced gold and silver until 1942 when all gold production in the United States was halted due to World War II. There is no guarantee that such properties will produce gold or silver in the future or that these properties may have already been depleted, as they were previously mined.

None of our properties or claims has any proven or probable reserves and all of our activities undertaken and currently proposed are exploratory in nature.

As of August 31, 2014, the Company had a working capital deficit of $746,471, compared with a working capital deficit of $622,711 as of May 31, 2014. The increase in the working capital deficit is principally due to increases in accounts payable and officer and director advances, which occurred during the current period.

The Company has projected that its administrative overhead for the next 12 months will be approximately $185,000 which consists of accounting fees (including tax, audit and review) in the approximate amount of $45,000, legal fees in the approximate amount of $40,000, and miscellaneous expenses of $100,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur additional legal and accounting fees in order to effect acquisitions and share exchanges or a business combination transaction. The Company has no other capital commitments. To continue its business plan, the Company will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

Please refer to the Company’s Form 10-K for the period ending May 31, 2014 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

b.      Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at August 31, 2014.

c.   Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three month period ended August 31, 2014, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

d.   Income Taxes

The Company accounts for income taxes in accordance with current accounting guidance, which requires the use of the “liability method”.  Accordingly, deferred tax liabilities and assets are determined based on differences between the financial statement and tax bases of assets and liabilities, and consideration of net operating loss carry forwards, using enacted tax rates in effect for the year in which the differences are expected to reverse.  Current income taxes are based on the income that is currently taxable.

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

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three month period ended August 31, 2014.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were 750,000 shares of Company common stock issued during the three month period ended August 31, 2014 as compensation to directors.

Each director is an accredited investor and agreed to hold such shares for investment purposes.  In addition, the shares issued to the director contained a restricted legend.  All of the securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or the rules and regulations promulgated there under, including Regulation D and Rule 701.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

On October 9, 2014, Mr.  Joshua (Simon) Shainberg was appointed president of the Company.  On December 4, 2014, Mr. Shainberg resigned in such capacity. His resignation did not occur as a result of any disagreement with the Company over its practices, policies or procedures.

Item 6. Exhibits

(a) Exhibits Furnished.

Exhibit #31.1 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 ..

Exhibit #31.2 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 ..

Exhibit #32    – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 ..

The following exhibits contain information from our Quarterly Report on Form 10-Q for the quarter ended August 31, 2012 formatted in Extensible Business Reporting Language (XBRL):

Exhibit #101.INS – XBRL Instance Document

Exhibit #101.SCH – XBRL Taxonomy Schema Document

Exhibit #101.CAL – XBRL Taxonomy Calculation Linkbase Document

Exhibit #101.DEF – XBRL Taxonomy Extension Definition Linkbase

Exhibit #101.LAB – XBRL Taxonomy Label Linkbase Document

Exhibit #101.PRE – XBRL Taxonomy Presentation Linkbase Document

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

Date:  December 10, 2014

12