Form 10-Q
period 2014-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2015-01-30
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☐    Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 15, 2014, is 208,549,945 shares of Common Stock, $.00001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

13

Item 4. Controls and Procedures.

13

PART II – OTHER INFORMATION

14

Item 1. Legal Proceedings.

14

Item 1A. Risk Factors.

14

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

14

Item 3. Defaults Upon Senior Securities.

14

Item 4. Mine Safety Disclosures.

14

Item 5. Other Information.

14

Item 6. Exhibits

14

SIGNATURES

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS

	November 30, 2014	May 31, 2014
	(Unaudited)

ASSETS
Current Assets
Cash	$ 3,078	$ 12,862
Miscellaneous receivables	24,267	22,911
Inventories	-	31,228
Total current assets	27,345	67,001

Fixed Assets
Vehicles	172,609	150,039
Mining equipment	483,252	502,400
Office furniture and equipment	26,600	30,022
Total assets	682,461	682,461
Less accumulated depreciation	238,142	208,101
Net fixed assets	444,319	474,360

Other Assets
Investment in securities	6,500	5,000
Mining claims	1,161,707	1,321,707
Total other assets	1,168,207	1,326,707
TOTAL ASSETS	$ 1,639,871	$ 1,868,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 470,396	$ 465,980
Accounts payable and accrued expenses	153,623	95,629
Taxes payable	80,897	70,103
Advances from officers and directors	145,000	58,000
Total current liabilities	849,916	689,712

Long Term Liabilities
Long term portions of notes payable	21,193	27,392
Warrant liability	27,150	135,750
Total long term liabilities	48,343	163,142

Total Liabilities	898,259	852,854

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 208,320,044 and 206,020,044 shares, respectively	2,083	2,060

Additional paid in capital	7,114,637	6,902,860
Accumulated deficit	(6,345,471)	(5,871,988)
Total American International Ventures, Inc. stockholders’ equity	771,249	1,032,932
Non controlling interest	(29,637)	(17,718)
Total stockholders' equity	741,612	1,015,214
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,639,871	$ 1,868,068

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended November 30,		Six Month Periods Ended November 30,
	2014	2013	2014	2013
Sales	$ 40,090	$ 28,550	$ 58,278	$ 129,961
Cost of goods sold	18,075	17,822	30,340	105,481
Gross profit	22,015	10,728	27,938	24,480

Administrative expenses	119,238	128,726	427,807	409,539
Operating loss	(97,223)	(117,998)	(399,869)	(385,059)

Other Income and Expense:
Revaluation of warrants	80,850	81,450	108,600	162,900
Loss on sale of mining rights	(160,000)	-	(158,500)	-
Other income	3,042	-	3,082	-
Interest expense	(19,028)	(12,897)	(33,707)	(23,239)
Total other income (expense)	(95,136)	68,553	(80,525)	139,661

Net loss before taxes	(192,359)	(49,445)	(480,394)	(245,398)
Provision for income taxes	(6,269)	-	5,008	-

Net Loss	(186,090)	(49,445)	(485,402)	(245,398)

Net loss attributable to noncontrolling interests	3,923	-	11,919	-
Net loss attributable to American International Ventures, Inc.	$ (182,167)	$ (49,445)	$ (473,483)	$ 245,398

Net Loss Per Share – Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Number of Shares Outstanding	208,102,681	205,150,264	207,055,563	204,874,142

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Month Periods Ended November 30,
	2014	2013

Cash Flows From Operating Activities:
Net loss	$ (485,402)	$ (245,398)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not requiring cash:
Depreciation	30,041	51,282
Equity items issued for services	211,800	176,500
Loss on sale of mining claim	158,500	-
Interest charge related to debt discount	544	225
Interest expense accrued	-	9,970
Revaluation of warrants	(108,600)	(162,900)
Changes in assets and liabilities:
Increases in accounts payable and accrued expenses	57,994	19,493
Increase in miscellaneous receivables	(1,356)
Increase in taxes payable	10,794	-
Decrease (increase) in inventory	31,228	(49,012)

Net cash consumed by operating activities	(94,457)	(199,840)

Cash Flows From Investing Activities:
Purchases of fixed assets	-	(5,450)

Net cash consumed by investing activities	-	(5,450)

Cash Flows From Financing Activities:
Proceeds of convertible notes and related deposits	-	230,000
Proceeds of shareholder and director loans	87,000	-
Payments on notes payable	(2,327)	(5,507)

Net Cash provided by financing activities	84,673	224,493

Net change in cash	(9,784)	19,203

Cash balance, beginning of period	12,862	10,442

Cash balance, end of period	$ 3,078	$ 29,645

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of November 30, 2014 and for the six month periods ended November 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended November 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2015.

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

2. BACKGROUND

On March 23, 2012, the Company entered into a share exchange agreement with Placer Gold Prospecting, Inc. (Placer), a Company that was formed on January 25, 2012. This share exchange agreement was treated as a reverse recapitalization, under which the legal acquiree (Placer) was treated as the accounting acquirer and the equity accounts of the Company were adjusted to reflect a reorganization. Inasmuch as Placer was treated as the accounting acquirer, whenever historical financial information is presented, it is Placer information.

On May 3, 2013, the Company formed a subsidiary in Baja, California, to exploit a mining claim acquired by the subsidiary.  It remained inactive until June 1, 2013 at which time it became operational, on a limited basis.  A problem with the mining permit caused suspension of mining activities in May 2014.  The Company is working to resolve that problem.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

b. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses, and notes payable, approximate their fair values at November 30, 2014.

c. Income (Loss) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding during that period. During periods in which a net loss has occurred, outstanding options, warrants, and convertible notes are excluded from the calculation of weighted average number of shares outstanding as their inclusion would be anti-dilutive.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

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

h. Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three and six month periods ended November 30, 2014.

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

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l. Investments in Mining Claims

Mining claims held for development are recorded at the cost of the claims, plus related acquisition costs. These costs will be amortized when extraction begins.

m. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. As an exploration stage company is also required to make additional disclosures as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development-Stage Entities”. Additional disclosures required are that our financial statements be identified as those of an exploration stage company, and that the statements of operations, changes in changes in stockholders’ deficit and cash flows disclosed activity since the date of its Inception (January 21, 1998). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015, with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in its financial statements.

n. Mine Development Costs

Mine development costs include engineering and metallurgical studies, and other related costs to delineate an ore body, the removal of overburden to initially expose an ore body at open pit surface mines and the building of access ways, shafts, lateral access, drifts, ramps and other infrastructure at underground mines.

The definition of proven and probable reserves is set forth in SEC Industry Guide 7. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. In addition, reserves cannot be considered proven and probable until they are supported by a feasibility study, indicating that the reserves have had the requisite geologic, technical and economic work performed and are economically and legally extractable at the time of the reserve determination.

Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs. At the point proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted.

As of November 30, 2014, none of the mine concessions met the requirements for proven reserves; development costs are therefore expensed.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

4. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception.  It also had a working capital deficiency at November 30, 2014 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

5.  DEBT OBLIGATIONS

On August 31, 2014, the Company defaulted on its obligation for $130,000 of convertible notes.

6.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker; these warrants have "full-ratchet anti-dilution protection".  In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities.  They will be periodically revalued by use of a Black Sholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the six month periods ended November 30, 2014 and 2013, the value was reduced by $108,600 and $169,500, respectively.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2014

(Unaudited)

7. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	Shares	Amount

Balance May 31, 2014	206,020,044	$6,904,920
Shares issued for services	2,300,000	121,800
Balance November 30, 2014	208,320,044	$7,026,720

8. SUPPLEMENTARY CASH FLOW INFORMATION

There was $19,516 cash paid for interest in the six month period ended November 30, 2014 and $3,150 paid in cash in the six month period ended November 30, 2013; there was no cash paid for income taxes during either of the six month periods.

On June 16, 2014, the Company sold its El Tule Canyon mining claim and the remainder of the Gypsy claim for 1,500,000 shares of restricted common stock of the buyer; these shares were valued at $1,500,  which brings to 6,500,000 the number of shares of the buyer that are owned by the Company.

9. WARRANTS

There were 2,715,000 warrants outstanding at November 30, 2014, as presented below:.

Number of Warrants	Exercise Price	Weighted Life (in Years)

2,715,000(A)	$ .125	2.63

(A)  These warrants were principally issued for services.  They were valued using a Black Scholes valuation model.

10. RELATED PARTY TRANSACTIONS

During the six month period ended November 30, 2014, the Company issued 1,250,000 shares (valued at $72,500) to its directors.  In addition, options to purchase 1,500,000 shares of common stock, valued at $90,000, were issued to the directors.  Options to purchase the same number of shares, which had been issued to the same directors in 2012, were cancelled.  The exercise price of the new options is $.07 per share; these options do not have an expiration date.

The Company received shareholder loans during the current six month period that totaled $87,000.

11.  SUBSEQUENT EVENTS

On October 9, 2014, Mr. Joshua (Simon) Shainberg was appointed president of the Company. On December 4, 2014, Mr. Shainberg resigned from that position. His resignation did not occur as a result of any disagreement with the Company over its practices, policies or procedures.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the six month period ended November 30, 2014, the Company had revenue of $58,278, compared with revenue of $129,961 in the same period of 2013.  These revenues are derived from mining activity of its subsidiary, AIVN de Mexico. During the quarter ended August 31, 2014, AIVN de Mexico stopped all pilot plant mining operations and started the application process with the government of Mexico for mining permits. Cost of goods sold consisting of mining, milling and personnel costs was $30,340 during the six month period ended November 30, 2014 and $105,481 during the same period of 2013.

Gross profit for the 2014 six month period was $27,938, compared with $24,480 in the 2013 period.

Administrative expenses for the six month period ended November 30, 2014 were $427,807 compared to $409,539 for the comparable period of 2013. Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items. The increase in administrative costs for the current period is due principally to increases in such compensation.

The Company had an operating loss in the 2014 six month period of $399,869, compared with an operating loss of $385,059 for the comparable period in 2013. The increase is primarily due to the expense increases described above.

Interest expense in the current six month period was $33,707 compared with $23,239 in the comparable period of 2013. Interest expense accrues on outstanding debt obligations and on credit card charges, which were higher in the 2014 period.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.  The liability reduction was greater in 2013 than in 2014, causing an unfavorable change in Company income.

Net loss for the current three month period was $485,402compared with a net loss of $245,398 in the comparable period of 2013.  The unfavorable change is due to factors discussed above.

Since the acquisition of Placer, our operations have focused on developing, planning and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in Baja California, Mexico, and Nevada.  We will focus on acquiring gold and base mineral resource properties that historically produced gold and silver until 1942 when all gold production in the United States was halted due to World War II. There is no guarantee that such properties will produce gold or silver in the future or that these properties may have already been depleted, as they were previously mined.

None of our properties or claims has any proven or probable reserves and all of our activities undertaken and currently proposed are exploratory in nature.

As of November 30, 2014, the Company had a working capital deficit of $822,571, compared with a working capital deficit of $622,711 as of May 31, 2014. The increase in the working capital deficit is principally due to increases in accounts payable and officer and director advances, which occurred during the current period.

The Company has projected that its administrative overhead for the next 12 months will be approximately $185,000 which consists of accounting fees (including tax, audit and review) in the approximate amount of $45,000, legal fees in the approximate amount of $40,000, and miscellaneous expenses of $100,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur additional legal and accounting fees in order to effect acquisitions and share exchanges or a business combination transaction. The Company has no other capital commitments. To continue its business plan, the Company will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, this will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

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

b.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at November 30, 2014.

c.   Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the six month period ended November 30, 2014, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three and six month periods ended November 30, 2014.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits

(a) Exhibits Furnished.

Exhibit #31.1 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #31.2 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date:  January 27, 2015