Form 10-Q
period 2015-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2015-05-20
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of February 28, 2015, is 212,049,945 shares of Common Stock, $.00001 par value.

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

12

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

12

Item 3. Defaults Upon Senior Securities.

12

Item 4. Mine Safety Disclosures.

12

Item 5. Other Information.

12

Item 6. Exhibits

13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (Unaudited)
	February 28, 2015	May 31, 2014
ASSETS
Current Assets
Cash	$ 1,770	$ 12,862
Miscellaneous receivables	22,820	22,911
Inventories	-	31,228
Total current assets	24,590	67,001

Fixed Assets
Vehicles	74,839	150,039
Mining equipment	577,600	502,400
Office furniture and equipment	30,221	30,022
Total assets	682,660	682,461
Less accumulated depreciation	249,820	208,101
Net fixed assets	432,840	474,360

Other Assets
Investment in securities	6,500	5,000
Mining claims	861,707	1,321,707
Total other assets	868,207	1,326,707
TOTAL ASSETS	$ 1,325,637	$ 1,868,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 85,385	$ 465,980
Accounts payable and accrued expenses	144,893	95,629
Taxes payable	74,896	70,103
Advances from officers and directors	163,325	58,000
Total current liabilities	468,499	689,712

Long Term Liabilities
Long term portions of notes payable	102,956	27,392
Warrant liability	27,150	135,750
Total long term liabilities	130,106	163,142
Total Liabilities	598,605	852,854

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 212,899,945 and 206,020,044 shares, respectively	2,129	2,060
Additional paid in capital	7,203,586	6,902,860
Accumulated deficit	(6,449,048)	(5,871,988)
Total American International Ventures, Inc. stockholders’ equity	756,667	1,032,932
Non controlling interest	(29,637)	(17,718)
Total stockholders' equity	727,030	1,015,214
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,325,635	$ 1,868,068

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended February 28,		Nine Month Periods Ended February 28,
	2015	2014	2015	2014
Sales	$ -	$ 57,239	$ 58,278	$ 187,200
Cost of goods sold	-	53,055	30,340	158,536
Gross profit	-	4,184	27,938	28,664

Administrative expenses	(51,,854)	120,510	479,661	530,049
Operating loss	(51,854)	(116,326)	(451,723)	(501,385)

Other Income and Expense:
Change in valuation of warrants	-	27,150	108,600	190,050
Loss on sale of mining claim	(48,000)	5,000	(206,500)	5,000
Interest income	(109)	111	2,973	111
Interest expense	(3,437)	(17,941)	(37,144)	(41,180)
Total other income (expense)	(51,546)	14,320	(132,071)	153,981

Net loss before taxes	(103,400)	(102,006)	(583,794)	(347,404)
Provision for income taxes	-	29,960	5,008	29,960

Net Loss	(103,400)	(131,966)	(588,802)	(377,364)

Net loss attributable to noncontrolling interests	-	-	11,919	-
Net loss attributable to American International Ventures, Inc.	$ (103,400)	$ (131,966)	$ (576,883)	$ (377,364)

Net Loss Per Share – Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Number of Shares Outstanding	210,294,389	205,210,044	208,879,044	204,982,132

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Month Periods Ended February 28,
	2015	2014

Cash Flows From Operating Activities:
Net loss	$ (588,802)	$ (377,364)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not requiring the use of cash:
Depreciation	41,719	76,632
Gain on sale of securities	(1,500)	-
Equity items issued for services	246,800	191,501
Loss (gain) on sale of mining claim	208,000	(5,000)
Interest charge related to debt discount	526	480
Interest on convertible loans	-	20,421
Gain on revaluation of warrants	(108,600)	(190,050)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	58,259	(3,136)
Increases in taxes payable	4,793	103,651
Increase in convertible notes payable
Decrease (increase) in inventory	31,228	(71,241)
Increase in other current assets	-	(4,576)

Net cash consumed by operating activities	(107,577)	(258,682)

Cash Flows From Investing Activities:
Purchases of fixed assets	-	(23,408)

Net cash consumed by investing activities	-	(23,408)

Cash Flows From Financing Activities:
Proceeds from issuances of convertible notes	-	245,000
Proceeds from issuances of demand notes	105,325	45,000
Payments on financing lease	(8,840)	(8,331)

Net Cash provided by financing activities	96,485	281,669

Net change in cash	(11,092)	(421)

Cash balance, beginning of period	12,862	10,442

Cash balance, end of period	$ 1,770	$ 10,021

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of February 28, 2015 and for the nine month periods ended February 28, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended February 28, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2015.

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

2. BACKGROUND

On March 23, 2012, the Company entered into a share exchange agreement with Placer Gold Prospecting, Inc. (Placer), a Company that was formed on January 25, 2012. This share exchange agreement was treated as a reverse recapitalization, under which the legal acquiree (Placer) was treated as the accounting acquiror and the equity accounts of the Company were adjusted to reflect a reorganization. Inasmuch as Placer was treated as the accounting acquiror, whenever historical financial information is presented, it is Placer information.

On May 3, 2013, the Company formed a subsidiary in Baja, California, to exploit a mining claim acquired by the subsidiary.  It remained inactive until June 1, 2013 at which time it became operational, on a limited basis.  A problem with the mining permit caused suspension of mining activity in May 2014.  The Company is working to resolve that problem.

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception.  It also had a working capital deficiency at February 28, 2015 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  DEBT OBLIGATIONS

On August 31, 2014, the Company defaulted on its obligation for $130,000 of convertible notes.  This default was subsequently cured, as described in Note 7.

5.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker; these warrants have "full-ratchet anti-dilution protection".  In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities.  They will be periodically revalued by use of a Black Sholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the nine month periods ended February 28, 2015 and 2014, the value was reduced by $108,600 and $190,050, respectively.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

6. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	Shares	Amount

Balance May 31, 2014	206,020,044	$6,904,920
Shares issued for services	5,800,000	246,800
Shares issued upon debt conversion	1,079,901
Balance February 28, 2015	212,899,945	$7,151,720

7. SUPPLEMENTARY CASH FLOW INFORMATION

There was $25,743 cash paid for interest in the nine month period ended February 28, 2015 and $9,450 paid in cash in the nine month period ended February 28, 2014; there was no cash paid for income taxes during either of the nine month periods.

On June 16, 2014, the Company sold its El Tule Canyon mining claim and the remainder of the Gypsy claim for 1,500,000 shares of restricted common stock of the buyer; these shares were valued at $1,500,  which brings to 6,500,000 the number of shares of the buyer that are owned by the Company.

On October 22, 2014, $45,000 of the convertible notes payable and $8,995 of related interest were converted to 1,079,901 shares of Company common stock.

On February 28, 2015, the Company sold the mining claim known as the Turner Ranch.  Consideration for the sale was cancellation of a $252,000 note owed to the buyer.  The Company realized a $48,000 loss on the sale.

Seven demand notes due to the wife of the Company president (totaling $60,000), and a $25,000 promissory note due to a director were replaced by convertible notes due May 31, 2016.  These new notes bear interest at 16% per annum.  The $60,000 note is convertible at $.10 per share; the $25,000 note is convertible at $.05 per share.

8. WARRANTS

There were 2,715,000 warrants outstanding at February 28, 2015, as presented below:.

Number of Warrants	Exercise Price	Weighted Life (in Years)

2,715,000(A)	$ .125	2.38

(A)  These warrants were principally issued for services.  They were valued using a Black Scholes valuation model.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2015

(Unaudited)

9. RELATED PARTY TRANSACTIONS

During the nine month period ended February 28, 2015, the Company issued 1,250,000 shares (valued at $72,500) to its directors.  In addition, options to purchase 1,500,000 shares of common stock, valued at $90,000, were issued to the directors.  Options to purchase the same number of shares, which had been issued to the same directors in 2012, were cancelled.  The exercise price of the new options is $.07 per share; these options do not have an expiration date.

The Company received shareholder loans during the current nine month period that totaled $105,325.

Note 7 refers to additional transactions involving related parties.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the nine month period ended February 28, 2015, the Company had revenue of $56,213, compared with revenue of $187,200 in the same period of 2014.  These revenues were derived from mining activity of its subsidiary, AIVN de Mexico. During the quarter ended August 31, 2014, AIVN de Mexico stopped all pilot plant mining operations and started the application process with the government of Mexico for mining permits. Cost of goods sold consisting of mining, milling and personnel costs was $29,265 during the nine month period ended February 28, 2015 and $158,536 during the same period of 2014.

Gross profit for the 2015 nine month period was $26,948, compared with $28,664 in the 2014 period.

Administrative expenses for the nine month period ended February 28, 2015 were $478,671 compared to $530,049 for the comparable period of 2014. Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items. The reduction in administrative costs for the current period is due principally to decreases in such compensation.

The Company had an operating loss in the 2015 nine month period of $451,723, compared with an operating loss of $501,385 for the comparable period in 2014. The decrease is primarily due to the expense decreases described above.

Interest expense in the current nine month period was $37,144 compared with $41,180 in the comparable period of 2014. Interest expense accrues on outstanding debt obligations and on credit card charges, which were lower in the 2015 period.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.  The liability reduction was greater in 2015 than in 2014, causing an unfavorable change in Company income.

Net loss for the current nine month period was $588,802compared with a net loss of $377,364 in the comparable period of 2014.  The unfavorable change is due to factors discussed above.

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

As of February 28, 2015, the Company had a working capital deficit of $497,904, compared with a working capital deficit of $622,711 as of May 31, 2014. The decrease in the working capital deficit is principally due to decreases in the current portions of notes payable, partially offset by increases in accounts payable and accrued expenses and advances by officers and directors.

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

b.  Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at February 28, 2015.

c.   Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the nine month period ended February 28, 2015, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three and six month periods ended February 28, 2015.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a) Exhibits Furnished.

Exhibit #31.1 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #31.2 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #32    – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits contain information from our Quarterly Report on Form 10-Q for the quarter ended February 28, 2015 formatted in Extensible Business Reporting Language (XBRL):

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

Date:  May 20, 2015