Form 10-K
period 2015-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2015-09-29
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended May 31, 2015

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 000-30368

AMERICAN INTERNATIONAL VENTURES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3489463
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

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

(1)  ☒ Yes   ☐ No   (2) ☒ Yes   ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒   No

As of November 28, 2014, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately 3,180,749. This calculation is based upon the last trade of $ 0.015 of the common stock on May 31, 2015. The number of shares outstanding of the registrant's class of common stock on September 13, 2015 was 213,149,945 shares.

AMERICAN INTERNATIONAL VENTURES, INC.

FORM 10-K

For the Fiscal Year Ended May 31, 2015

Table of Contents

PART I

3

Item 1. Business

3

Item 1A. Risk Factors.

12

Item 1B.  Unresolved Staff Comments

24

Item 2.  Properties.

24

Item 3.  Legal Proceedings.

24

Item 4.  Mine Safety Disclosures.

25

PART II

26

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

26

Item 6. Selected Financial Data.

27

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

27

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

30

Item 8.  Financial Statements

31

Item 9A. Controls and Procedures

46

Item 9B. Other Information.

46

PART III

47

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

47

Item 11.  Executive Compensation.

49

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

50

Item 13. Certain Relationships and Related Party Transactions.

51

Item 14.  Principal Accounting Fees and Services.

51

PART IV

53

Item 15. Exhibits, Financial Statement Schedules.

53

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

In September 2005, we completed an Exploration and Option to Enter Joint Venture Agreement with Electrum Resources LLC relating to the Bruner property, which agreement was terminated in January 2007. In April 2009, we completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party, in which we granted an exclusive option to the Bruner Property (the “Bruner Option”), for eight annual payments totaling $315,000.00 and a balloon payment due to us in April 2016, in the amount of $1,185,000.  In addition, we retained a 1.5% net smelter reserve (“NSR”) wherein Patriot Gold has the option to purchase 1% of the NSR for an additional $500,000. Patriot Gold has $1,185,000 due April 1, 2016.

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

Sale of Mining Claims during Fiscal 2014.

During fiscal year to 2014, we sold certain mining claims to Gold Mining USA, Inc. (OTC -PINK: GMUI)   (“GMU”). On February 4, 2014, the Company completed the sale of certain mining claims to GMU in exchange for 5 million shares of common stock of GMU. The Company reserved a 3% net smelter return on the claims. The claims consist of four unpatented claims and are part of eight claims held by the Company known as the “Gypsy Gold Mine.” In addition, on June 16, 2014, the Company completed the sale of additional unpatented mining claims to GMU in exchange for 1.5 million shares of common stock of GMU and the Company also reserved a 3% net smelter return. The mining claims consist of twenty two unpatented claims known as “El Tule/Rich Gulch” and remaining four unpatented claims which are part of the “Gypsy Gold Mine” claims. All of the claims are located in Douglas County, Nevada

Under the February 2014 agreement, the parties further agreed that GMU has the option to purchase the remaining four unpatented claims (part of the Gypsy Gold Mine)  in exchange for GMU purchasing a convertible debenture in the amount of $1,000,000 from the Company within six months from the closing of the original transaction (“Debenture”).  Under the current June agreement, the Company included these four unpatented mining claims as part of the above described transaction, and the parties agreed that the stock consideration (1.5 million shares of common stock of GMU) satisfied the obligation to purchase the Debenture as required under the January 2014 agreement.

15 miles from the town of Tularosa New Mexico, and is accessible through HWY 54.ZZZZ

#1 Mining Operation Disclosure Bruner Mine

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

(2) The Bruner was optioned in 2008 to Patriot Gold in Las Vegas who makes annual payments to the Company which are current. The payoff balance on this mine is due in 2016 in the amount of $1,185,000. The Bruner Mine is currently being explored by Patriot Gold under a drilling program being conducted by Canamex, under a buying agreement with Patriot Gold.

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

Description of our Current Business

Since the acquisition of PGPI, our operations have focused on planning, developing and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in the Baja California through our subsidiary AIVN de Mexico. In addition to our interest in the Bruner Option and the mining claims in Nevada, we also lease certain mining claims in the Baja California, Mexico. The main focus of current activity has been on mining claims in Baja California, Mexico. During June 2013, we commenced limited operations on the mining claims known as the Mother Lode which we acquired in early calendar year 2013. These claims have both placer and hard rock geological characteristics, and we began a pilot program to mine the placer portion of the claim in June 2013. A problem with our mining permit caused us to suspend mining in May 2014.  We are addressing this problem and expect to resume mining before the end of our third fiscal quarter 2016. We mine the placer material using heavy equipment and then process the material through a wash mill located on the premises. We purchased a majority of the necessary heavy equipment and mill in 2012. We have not established any proven or probable reserves on this property. In addition, the Company currently is seeking to obtain additional claims in Baja California, Mexico.

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

The Company doesn’t expect to conduct any mining operations in Nevada during the fiscal year ended May 31, 2016 and there can be no assurance the Company will be able to sell or have the financing to complete the permitting of the Golden Eagle or ever mine in Nevada.

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

The Board decided not to renew all claims with the Bureau of Land Management in August of 2015 because of lack of financing.

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

Our results of operations are materially affected by conditions in the domestic capital markets and the economy generally. The stress experienced by domestic capital markets that began in the second half of 2007 has continued and substantially increased into the present. Since 2012, the availability of financing for junior mineral exploration companies has greatly decreased.  Declining commodities prices resulting from a slowdown in the Chinese economy has recently (2105) made financing difficult even for major mining companies.  In addition, the fixed-income markets are experiencing a period of extreme volatility which has negatively impacted market liquidity conditions. These factors can affect the value of our mining claims and our ability to acquire necessary financing for our exploration and operating activities.

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

Through May 31, 2016, we expect to incur approximately $160,000 in permitting costs. There can be no assurance we will be able to acquire the funding needed.

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

If any of our current executive employees were to die, become disabled or leave our company, we would be forced to identify and retain individuals to replace them. Messrs. Jack Wagenti, Jerry Scott, Frederick Dunne, Jr. and Arthur Ackerman are our critical employees at this time.  In addition to the executives, we rely heavily on a several staff people that have extensive knowledge of our properties and mine plans. There is no assurance that we can find suitable individuals to replace them or to add to our employee base if that becomes necessary. We are entirely dependent on these individuals as our critical personnel at this time. We have no life insurance on any of our employees, and we may be unable to hire a suitable replacement for them on favorable terms, should that become necessary.

We have incurred substantial losses since our inception and may never be profitable.

Since its formation on January 25, 2012, Placer has incurred substantial losses and AIVN has accumulated substantial losses during its existence.  In addition, we presently have no revenue.  During the reporting period ended May 31, 2015, we had limited revenues from operations and have reported an operating loss from inception of approximately $6,800,000. We expect to continue to incur losses unless and until we generate sufficient revenue from production to fund continuing operations including exploration and development costs. We expect such losses or the monthly burn rate to be in the range of $40,000 to $60,000. There is no assurance we will be profitable for any quarterly or annual period. Our failure to report profits may adversely affect the price of our common stock and you may lose all or part of your investment.

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

During periods of high commodity prices, the mining industry typically attempts to increase production. This may cause significant upward price pressures in the operating costs of mining companies especially in the area of skilled labor. The skilled labor needed by the mining industry may be in tight supply and its cost may increase. Many of our competitors have lower costs and their mines are located in better locations that may give them a competitive advantage in employee hiring and retention.

The cost of fuel to operate machinery and generate electricity is closely correlated to the price of oil and energy. Increases in  and other continued upward price pressures in our operating costs may cause us to generate significantly less operating cash flows than expected which would have an adverse impact to our business.

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

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

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

As a result, it is likely that pursuant to Rule 144, stockholders who receive our restricted securities in a business combination will not be able to sell our shares without registration unless we remain current in our filing with the SEC of periodic reports pursuant to the 1934 Act.

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

During the period ended May 31, 2015, we did not conduct mining operations nor maintain any mining properties in the US.  Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the  period ended May 31, 2015.

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

Quarterly Period	High	Low
Fiscal year ended May 31, 2014:
First Quarter	$0.17	$0.12
Second Quarter	$0.14	$0.13
Third Quarter	$0.07	$0.06
Fourth Quarter	$0.06	$0.05

Fiscal year ended May 31, 2015:
First Quarter	$0.05	$0.03
Second Quarter	$0.025	$0.015
Third Quarter	$0.07	$0.06
Fourth Quarter	$0.0126	$0.0126

Fiscal year ending May 31, 2016:
First Quarter	$0.025	$0.015

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

As of fiscal year ended May 31, 2015, we had revenues of $283,696 from our pilot plant in Mexico and have relied on equity and debt financing to fund our operations.

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

We must obtain additional financing to continue our operations. There can be no guarantee that we will be able to obtain additional funding on terms that are favorable to the Company or at all. As an exploration stage company, the Company has no current ability to generate revenue and no plans to do so in the foreseeable future. Our assets consist of cash, prepaid expenses, nominal equipment and certain mineral property interests. There can be no assurance that we will obtain sufficient funding to continue operations or, if we do receive funding, to generate revenues in the future or to operate profitably in the future. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations.

Revenue

The Company had of revenues $54,887 during the year ended May 31, 2015 and $228,709 during the year ended May 31, 2014.  Mining operations were suspended early in the 2015 fiscal year and the Company has not realized any revenue since then.

Operating expenses

We incurred operating expenses in the amount of $508,898 during the year ended May 31, 2015, whereas we incurred $632,621 during the year ended May 31, 2014. The reduction of expenses reflects the suspension of mining in Mexico and reduced executive compensation.

Interest Expense

Interest expense for the year ended May 31, 2015 and for the year ended May 31, 2014 was $51,858 and $52,257, respectively.

Provision for Income Taxes

The Company incurred tax losses during the year ended May 31, 2015 and during the year ended May 31, 2014; consequently, no provision was required for U.S. income taxes.  However, income taxes were incurred in Mexico of $49,760 during the 2014 year and $4,890 during the 2015 year.  The 2015 reduction reflects the suspension of mining activities in Mexico.

Other Income

During the year ended May 31, 2015, the Company had income of $60,000 from a payment received under the Option Agreement with Patriot Gold. The Company received a comparable $55,000 in the year ended May 31, 2014.  During the year ended May 31, 2015 the Company also had income of $108,600 from the revaluation to fair value of warrants classified as liabilities.  The comparable benefit of the previous year was $407,250.

The Company realized losses of $208,000 on two sales of mining claims.  Partially offsetting these losses was a $1,500 profit on an earlier sale of a portion of the Gypsy claim.  The losses resulted from the sale of the Turner Ranch claim ($48,000) and the sale of the remainder of the Gypsy claim and El Tule claim ($160,000).  In the year ended May 31, 2014 there was a $5,000 profit on the sale of another portion of the Gypsy claim.

Net Loss

The Company incurred a net loss of $574,350 in the year ended May 31, 2015 as compared to net loss of $246,397 in the year ended May 31, 2014.

Liquidity and Capital Resources

As shown in the accompanying financial statements, we have experienced losses since inception (January 25, 2012), and as of May 31, 2015, have a working capital deficit of $505,233, have had recurring negative cash flows from operations, and presently do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As of the fiscal year ended May 31, 2015, we had total assets of $1,334,118, including net fixed assets of $421,162, and mining claims of $861,707.  Our current liabilities totaled $550,102, our long term debt was $14,707, and there was a $27,150 warrant liability; stockholders' equity amounted to $742,159.

In our audited financial statements for the fiscal year ended May 31, 2015, contained in our Annual Report on Form 10-K, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, and to sell some or all of our assets.

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

During the year ended May 31, 2015, we raised a total of $113,825 through advances from our officers and directors.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from sales of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next twelve (12) months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American International Ventures, Inc.

We have audited the accompanying consolidated balance sheets of American International Ventures, Inc.  and subsidiary (an exploration stage company) as of May 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended.. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Ventures, Inc. and subsidiary at May 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements have been prepared assuming that American International Ventures, Inc. and subsidiary will continue as a going concern. As more fully described in Note 4, at May 31, 2015 the Company had no established source of revenues, a working capital deficit and had accumulated losses at May 31, 2015. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey

September 11, 2015

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS
	May 31, 2015	May 31, 2014
ASSETS
Current Assets
Cash	$ 22,121	$ 12,862
Miscellaneous receivables	22,748	22,911
Inventories	-	31,228
Total current assets	44,869	67,001

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	30,022	30,022
Total assets	682,461	682,461
Less accumulated depreciation	261,299	208,101
Net fixed assets	421,162	474,360

Other Assets
Investment in securities	6,380	5,000
Mining claims	861,707	1,321,707
Total other assets	868,087	1,326,707

TOTAL ASSETS	$ 1,334,118	$ 1,868,068

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 89,500	$ 465,980
Accounts payable and accrued expenses	149,250	95,629
Taxes payable	73,027	70,103
Advances from officers and directors	238,325	58,000
Total current liabilities	550,102	689,712

Long Term Liabilities
Long term portions of notes payable	14,707	27,392
Warrant liability	27,150	135,750

Total long term liabilities	41,857	163,142

Total Liabilities	591,959	852,854

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 212,949,945 and 206,020,044 shares, respectively	2,129	2,060
Additional paid in capital	7,204,086	6,902,860
Deficit accumulated during exploration stage	(6,435,968)	(5,871,988)
Total American International Ventures, Inc. stockholders’ equity	770,247	1,032,932
Non controlling interest	(28,088)	(17,718)
Total stockholders' equity	742,159	1,015,214
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,334,118	$ 1,868,068

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year 2015	Year 2014

Sales	$ 54,887	$ 228,709
Cost of goods sold	28,574	207,723
Gross profit on sales	26,313	20,986

Expenses	508,898	632,621
Operating loss	(482,585)	(611,635)

Other Income and Expense:
Interest income	2,903	-
Interest expense	(51,858)	(52,257)
Option income	59,980	55,005
Warrant revaluation	108,600	407,250
Gain on sale of mining claims	(206,500)	5,000

Total other income	(86,875)	414,998

Loss before income taxes	(569,460)	(196,637)
Provision for income taxes	4,890	49,760
Net Loss	(574,350)	(246,397)
Net loss attributable to noncontrolling interest	10,370	17,807
Net loss attributable to American International Ventures, Inc.	$ (563,980)	$ (228,590)

Net Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	213,226,603	205,106,071

The accompanying notes are an integral part of financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY Years Ended May 31, 2015 and 2014

	Common Shares		Paid In	Accumulated	Non-controlling
	Number	Par Value	Capital	Deficit	Interest	Total

Balance, May 31, 2013	204,220,044	$ 2,042	$6,523,878	$(5,643,398)	-	$ 882,522

Shares issued for services	1,800,000	18	228,982	-		229,000

Additional capital contributions	-	-	150,000	-	89	150,089

Loss for year	-	-	-	(228,590)	(17,807)	(246,397)
Balance, May 31, 2014	206,020,044	$ 2,060	$6,902,860	$(5,871,988)	(17,718)	$1,015,214

Shares issued for services	5,850,000	58	157,242		-	157,300

Options issued for services			90,000			90,000

Shares issued for convertible debt	1,079,901	11	53,984			53,995

Loss for year				(563,980)	(10,370)	(574,350)

Balance May 31, 2015	212,949,945	$ 2,129	$7,204,086	$(6,435,968)	$(28,088)	$ 742,159)

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED May 31, 2015 and 2014
	Year Ended May 31, 2015	Year Ended May 31, 2014
Cash Flows From Operating Activities:
Net loss	$(574,350)	$(246,397)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:

Depreciation	53,198	109,414
Interest charges related to debt discount	13,835	4,481

Gain on revaluation of warrants	(108,600)	(407,250)
Equity items issued for services	247,300	229,000
(Gain) loss on sales of mining claims	206,500	(5,000)

Changes in assets and liabilities:
Increases in taxes payable	2,924	70,103
Decrease (increase) in miscellaneous receivables	163	(22,911)
Increases in accounts payable and accrued expenses	53,621	35,437

(Increase) decrease in inventories	31,228	(31,228)

Net cash consumed by operating activities	(74,181)	(264,351)

Cash Flows From Investing Activities:
Purchases of fixed assets	-	(25,994)

Net cash (consumed) by investing activities	-	(25,994)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	-	150,000
Proceeds of convertible notes	-	95,000
Payments on financing lease	(11,985)	(10,235)
Advances from officers and directors	113,825	76,000
Repayments of officer and director advances	(18,500)	(18,000)

Net Cash provided by financing activities	83,440	292,765
Net change in cash	9,259	2,420
Cash balance, beginning of year	12,862	10,442
Cash balance, end of year	$ 22,121	$12,862

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

b. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses, and notes payable, approximate their fair values at May 31, 2015.

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

May 31, 2015

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

h. Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense during the years ended May 31, 2015 or 2014.

i. Segment Reporting

The Company is organized in one reporting and accountable segment.

j. Recognition of Revenue

Revenue is realized from product sales. Recognition occurs upon shipment to customers, and where the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Additional revenue from royalties is recognized when persuasive evidence of an arrangement exits, the amount due is fixed or determinable, and collectability is reasonably assured.

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

l. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From formation (January 25, 2012) to May 31, 2015, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining claims, mapping, and assaying. Revenue has been realized beginning with the year ended May 31, 2014 from sales of product by AIVN de Mexico.  In addition, the Company realized property option payments of $60,000 during the year ended May 31, 2015 and $55,005 during the year ended May 31, 2014 - see Note 6.

m. Investments in Mining Claims

Mining claims held for development are recorded at the cost of the claims, plus related acquisition costs. These costs will be amortized when extraction begins.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

As of May 31, 2015, none of the mine concessions met the requirements for proven reserves; development costs are therefore expensed.

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

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

Note 3. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2015, the Company issued 1,250,000 shares of Company stock, valued at $72,500, to its directors.

During the year ended May 31, 2014, the Company issued 1,250,000 shares (valued at $72,500) to its directors.  In addition, options to purchase 1,500,000 shares of common stock, valued at $90,000, were issued to the directors.  Options to purchase the same number of shares, which had been issued to the same directors in 2012, were cancelled.  The exercise price of the new options is $.07 per share.  These options do not have an expirations date.

During the year ended May 31, 2014, the Company borrowed $60,000 from the Company president and his wife (see Note 8), issuing convertible notes in return.  In addition, it received advances of $76,000 from the Company president and one other director; of this amount, $18,000 was repaid during the year.

The Company received shareholder loans during the current year that totaled $113,825; repayments of these loans totaled $18,500 during the current year.

Note 14 provides additional information concerning transactions with related parties.

The president of AIVN de Mexico owns the land where AIVN de Mexico has its mining camp.  The Company paid $9,800 during the year in rent.  Rent paid for this property during the prior year was $9,800.

Note 4. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its formation totaling $6,435,968, and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. This lack of liquidity raises substantial doubt about the ability of the Company to continue as a going concern.  Management's current plans to overcome this problem, the realization of which cannot be assured, include development of the Company's Mexican mining claims and securing financing to support these development plans.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

Note 5. MINING CLAIMS

The main activity of the Company will be the exploitation of mineral resources from its mining claims. Since its inception, the Company has acquired mining claims, listed below, and is currently exploring these claims and expects to begin exploiting them during the next year.  Mining began in June 2013 on a claim acquired by AIVN de Mexico and sales of $54,887 were realized from this activity during the current year, and sales of $228,709 were realized during the prior year..  Licensing problems with this mine occurred early in 2014 and mining was suspended.  Resolution of these problems is expected shortly at which time the Company will resume mining at this claim.

Mine	Type	Acres	Acquisition Date
Capatola	Patented	15.5	3/8/12
Capatola	Unpatented	40	3/8/12
Stud #1 #2	Unpatented	41.3	3/14/12
TNT #1 & #2	Unpatented	41.3	3/14/12

Bull Frog (Gold Valley)	Unpatented	100	3/2/12

Reward Monster	Unpatented	80	3/2/12
Virgilia	Patented	60	3/2/12
Indian Mines	Patented	122	3/14/12
Placeritas	Unpatented	480	4/30/12
American Metallic	Unpatented	20.7	5/9/12
Bullfrog #3	Unpatented	80	5/15/12
Golden Eagle	Patented	702.3	6/3/12
Golden Eagle	Unpatented	40	6/3/12
North Star	Unpatented	40	8/2/12

Title to the 40 acre North Star claim has not been perfected.   The Company is pursuing the matter through legal means and expects resolution shortly.  As noted above, this claim was acquired August 2, 2012 in return for 50,000 shares of Company common stock, valued at $21,500.

Note 6. PROPERTY OPTION AGREEMENT

On April 1, 2009, the Company entered into a Property Option Agreement with Patriot Gold Corporation (“Patriot”) whereby Patriot may acquire an undivided right in the Company’s patented Bruner claim, subject to an existing 2% net smelter return in favor of the prior property owners and a 1.5% net smelter return reserved by the Company. The option requires annual payments to the Company ranging from $45,000 to $60,000, due on or before April 1 of each year, with a final payment of $1,185,000 due on or before April 1, 2016, for a total payment amount of $1,500,000. A payment of $60,000 was received during the current year. Patriot also has the right to prepay all of the scheduled option payments, at which time it would acquire a 100% interest in the property. It also has the right until thirty days after beginning mine construction to purchase from the Company the 1.5% net smelting right for $500,000. During the option period, Patriot has the right of access to enter upon and take possession of and prospect, explore and develop the property in such manner as Patriot in its sole discretion may deem advisable, subject to certain conditions. The option is terminable at any time by Patriot.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

Note 7. NOTES PAYABLE

As part of the consideration for the acquisition of certain mining claims, the Company issued promissory notes, in addition, shareholders have made advances to the Company.  These are detailed below:

Claim	Current Portion	Long - Term	Term of Note

Note for acquisition of Golden Eagle #2 mining claim	$ 76,815	-	The Company defaulted on the final principal payment which was due February 1, 2015; as a result of the default, interest is now due at 15% and a penalty of 5% is assessed on late payments.

Equipment financing lease	12,685	$ 14,707-	Monthly payments of $1,175 are due through June 1, 2017; interest is at the rate of 6.55%

Convertible notes due to officer and directors	85,000 48,000 105,325	- - -	Due 5/31/16, with interest at 16% Notes are due on demand and do not bear interest Notes are due on demand with interest at 5%
Total notes payable	$327,825	$ 14,707

The following is a table of payment requirements associated with this debt:

Fiscal Year Ended
May 31, 2016	$327,825

May 31, 2017	13,539
May 31, 2018	1,168
$342,532

Note 8.  CONVERTIBLE NOTES

The Company approved a $1,250,000 Convertible Note Issuance, convertible into Company common stock at $.20 per share.  Through May 31, 2014, the Company had borrowed $130,000 under eleven promissory notes.  Seven of the notes were borrowings from the Company president and his wife (see Note 3).  Three of the eleven notes were converted to common stock during the third quarter of the current year; the remaining notes bear interest at 16% and are due May 31, 2016 (see Note 7).

Note 9.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  In accordance with pronouncements of the FASB, these warrants were initially valued at $1,004,550 and have been classified as a liability.  They are periodically revalued by use of a Black Scholes valuation model.  Changes in the value are recorded on the statement of operations.  During the year ended May 31, 2015, the value was reduced by $108,600.  A similar change in value of $407,250 occurred in the year ended May 31, 2014.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

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

During the year ended May 31, 2015, options to purchase 1,500,000 shares of common stock were granted, which were valued at $90,000.  These options are fully vested.

The fair value of options granted under these plans was estimated on the date of grant using a Black-Scholes valuation model.

The assumptions used in developing the fair value of current year options were as follows:

Stock volatility	2.003%
Expected life	5 Years
Dividends	None
Risk free rate	0.79%

The following is a summary of options activity during the years ended May 31, 2015 and 2014:

		Weighted
	Number	Average
	of	Exercise
	Options	Price
Options outstanding and exercisable at May 31, 2013	2,900,000	$.21
Options granted during fiscal 2014	-	-
Options exercised or cancelled during fiscal 2014	-	-
Options outstanding and exercisable at May 31, 2014	2,900,000.21
Options granted during fiscal 2015	1,500,000.07
Options exercised or cancelled during fiscal 2015	-	-
Options outstanding and exercisable at May 31, 2015	4,400,000	$.16

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

Note 11. WARRANTS

There were 2,715,000 warrants outstanding at May 31, 2015, as detailed below:

Number of	Exercise	Weighted Life
Warrants	Price	(In Years)

2,715,000.125		2.06

Note 12. RENTALS UNDER OPERATING LEASES

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

Note 13. INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years; an NOL of $3,912,371 had accumulated at May 31, 2015 on U.S. operations and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance. If not used, the carryforwards will expire as detailed below.

Year Ended May 31,	Amount
2017	$102,907
2018	154,637
2019	72,578
2020	28,123
2021	124,157
2022	137,570
2023	80,079
2024	161,194
2025	217,636
2026	156,448
2027	55,133
2028	32,333
2030	8,065
2032	230,874
2033	1,605,369
2034	240,051
2035	505,217

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

Note 13. INCOME TAXES (continued)

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $92,638 during the year ended May 31, 2015.

Total
Deferred Tax Assets	$ 586,856
Realization Allowance	(586,856)
Balance Recognized	$ -

The effective tax rate is as follows:

Statutory Federal Rate	15%
Effect of Valuation Allowance	(15%)
Effective Rate	0%

The financial statements include a charge for income tax of AIVN de Mexico, despite the fact that the Mexican company sustained losses during the current fiscal year.  Costs incurred by the Mexican subsidiary include costs that are deductable for income tax purposes in Mexico and some that are not so deductable.  As a result, there was a taxable profit.

Note 14. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

The Company made cash payments for interest of $30,707 and $61,460 during the years ended May 31, 2015 and 2014.  The Company did not make cash payments for income taxes during either of those years.

The following non-cash financing and investing activities took place during the year ended May 31, 2015.

On June 16, 2014, the Company sold its El Tule Canyon mining claim and the remainder of the Gypsy claim for 1,500,000 shares of restricted common stock of the buyer; these shares were valued at $1,500, which brought to 6,500,000 the number of shares of the buyer that then were owned by the Company.  Subsequently, 120,000 of these shares were used to compensate for a fee.

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

Options were issued July 15, 2014 to compensate for services to the Company.  These options numbered 1,500,000, with an exercise price of $.07 per share, and were valued at $90,000.

Three convertible notes totaling $45,000, plus $8,995 of related accrued interest, were converted to 1,079,901 shares of common stock.

The Company issued 5,850,000 shares of common stock and 1,500,000 options to acquire common stock in return for services; these securities were valued at $247,300.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2015

Note 14. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION (continued)

The following non-cash financing and investing activities took place during the year ended May 31, 2014:

On January 20, 2014, the Company sold portions of the Gypsy mining claim for 5,000,000 shares of restricted stock of the buyer.  That stock, in a new development stage company, was deemed of little value and a nominal value of $5,000 was assigned to it.  There was no cost associated with the mining claim, so the gain reflected in these financial statements is identical to the value assigned to the securities received as consideration for the sale.

The Company issued 1,800,000 common shares to directors, a consultant, and an attorney in return for services.  The shares were valued at $228,982.

Note 15.  FIXED ASSETS

Fixed assets are located in both the U.S. and in Mexico.  Assets are recorded at cost.  Depreciation is provided by the straight line method, employing useful lives of seven years for mining equipment and five years for vehicles.

Balances at May 31, 2015 and 2014 are presented below:

	2015	2014	Net Change
Vehicles	$150,039	$150,039	$ -
Mining equipment	502,400	502,400	-
Office furniture and equipment	30,022	30,022	-
Total assets	682,461	682,461	-
Accumulated depreciation	261,299	208,101	53,198
Net Fixed Assets	$421,162	$474,360	$(53,198)

Note 16. SUBSEQUENT EVENTS

On June 5, 2015, the Company issued 250,000 shares of its common stock to each of its three directors and to each of the two officers of its Mexican subsidiary.

On June 5, 2015, the Company issued 700,000 shares of its common stock to attorney and accountants for services.

The Company issued 3,500,000 shares of its common stock to consultant.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (the same individual), we undertook an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934, Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that such disclosure controls and procedures were not effective to ensure (a) that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our management has concluded that internal control over financial reporting was not effective as of May 31, 2015.

There were no changes in our internal controls over financial reporting during the fiscal period ended May 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal period ended May 31, 2015 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth the names and ages of each of the persons designated to become members of the Board of Directors and Executive Officers effective upon closing of the Share Exchange

Name	Age	Positions and Offices to be Held
Jack Wagenti	78	Chairman, Chief Executive Officer, Chief Financial Officer; Secretary; Treasurer;
Jerry Scott	78	Chief Operating Officer
Frederick Dunne, Jr.	70	Director
Arthur deWitt Ackerman	74	Director
Eduardo Lino Boullosa Alvarez	44	President AIVN de Mexico the Company’s Subsidiary

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

Jack Wagenti (78) was previously elected Chairman of the Board and Chief Executive Officer of US Precious Metals, Inc. in December 2007 and subsequently resigned in October 2008. Mr. Wagenti had been Chief Financial Officer/Secretary/Treasurer from May of 2002 until the December 2007 appointment. Mr. Wagenti was appointed again in August 2010 as Chairman of the Board, Secretary Treasurer and Chief Financial Officer of US Precious Metals, Inc. Mr. Wagenti resigned all positions in US Precious Metals, Inc. November 30, 2011. Mr. Wagenti has been Director of International Power Group since October of 2004 and resigned September 2008. From 1996 to May 2009, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board and Pink Sheet market. Mr. Wagenti resigned as a Director in May of 2009 as a Director of American International Ventures, Inc. Mr. Wagenti was reappointed to the board of American International Ventures, Inc. February 6, 2012 and all then present Officers and Directors resigned. Mr. Wagenti serves full time as interim Chief Executive Officer, Chief Financial Officer, Secretary Treasurer and Chairman of the Board for American International Ventures, Inc. with no salary. Mr. Wagenti’s experience in developing and growing companies led to the conclusion he should serve as a director of the Company.

Retired Major Jerry D. Scott (78) attended three (3) years of college at the University of Omaha & Mankato State Teachers college. Mr. Scott than entered the Air Force in 1958 and attained officer status by completing the cadet program. Mr. Scott flew on a Strategic Air Command crew as a Radar Navigator for 5 years in B-47's and 8 years in B-52's, which instilled in Jerry the need to be surrounded by and committed to professional and responsible individuals, all dedicated to accomplishing a common goal. Major Scott reluctantly retired as a regular Major after a tour in Vietnam with a medical disability and henceforth, entered the construction industry in 1973 and that has continued right up until today. Mr. Scott is planning, permitting and developing the set-up and infrastructure, such as mining camps, heavy equipment service and dispatch, pilot plant operations and all the necessary mining facilities in order to operate Placer Gold Prospecting projects for extraction of gold and silver ore at its Nevada mining sites. Mr. Scott is the President of Gold Construction, Inc., the Nevada Construction company set by Mr. Scott and his son to develop the Placer Gold Prospecting home base mining facilities in Beatty, Nevada. Mr. Scott also is Chief Operating Officer of American International Venture, Inc.

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

Arthur deWitt Ackerman (74) has been involved with entrepreneurial endeavors and sales for most of his career. From 1967-1980 Mr. Ackerman had a successful career with Home Life of New York where he was a member of the Hall of Fame and a Charter member of the Top of the Round Table. In 1982 Mr. Ackerman co- founded a Wall Street based gold exploration and money management group. Since 1980 Mr. Ackerman has been an investment banker for resource and technology companies, raising over $50,000,000 for early stage companies. Mr. Ackerman is also an angel investor in resource, technology and renewable energy companies, and in a LEEDS community in the Mohave Desert which will incorporate hydroponic farming, water production, solar power generation, and residential and resort facilities. Mr. Ackerman is a Director of Beech Tree Labs, Inc. and The Mohave National Preserve Conservancy. Mr. Ackerman is also a member of the Board of Advisors of TrakLok Corp. Mr. Ackerman’s experience in raising funds for developing and growing companies led to the conclusion he should serve as a director of the Company.

Eduardo "Lalo" Lino Boullosa, Jr. (44) is a third generation miner. His grandfather and Eduardo Sr. were all miners who worked the El Alamo Mining District, in Baja California since the 1920's.  He works with his twin brother Manolo Lino Boullosa, who is an employee of our Mexican subsidiary.

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

Item 11.  Executive Compensation.

The following table provides certain information for the fiscal period ended May 31, 2015 concerning compensation earned for services rendered in all capacities by our named executive officers during year ended May 31, 2015 and the period ended May 31, 2014.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack Wagenti, President	2015	0	0	$ 40,000	$ 60,000	0	0	0	$ 100,000
	2014	0	0	0	0	0	0	0
Jerry Scott, COO	2015	0	0	0	0	0	0	0	$ 0
	2014	0	0	0	0	0	0	0	$ 0
Eduardo Lina Boullosa, President AIVN de Mexico	2015	0	0	0	0	0	0	0	0
	2014	0	0	0	0	0	0	0	0

Employment Agreements

None.

Discussion of Director Compensation

Except for equity awards, the Company did not pay any director compensation during the fiscal period ended May 31, 2015. The Company may begin to compensate its directors at some time in the future.

OUTSTANDING EQUITY AWARDS AT MAY 31, 2015.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of September 10, 2015, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group as of such date. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 212,949,945 shares of common stock of the Company which are issued and outstanding as of May 31, 2015. Except as otherwise noted, the address for each party is 15122 Tealrise Way, Lithia, Florida 33547, the address of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner (1)	of Class
Common	Jack Wagenti (2)	28,362,392	13.32%

Common	Lino Manolo Boullosa Alvarez (3)	750,000	0.035%

Common	Jerry Scott (4)	1,100,000	0.05%

Common	Frederick R. Dunne, Jr. (5)	1,750,000	0.07%
Common	Arthur deWitt Ackerman (6)	6,500,000	3.052%

Common	Golds Gold Group LLC (7)	62,700,000	29.44%

Common (8)	Officers and Directors as a group (5 persons)	38,462,392	17.94%

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

During the year ended May 31, 2015, the Company issued 5,850,000 shares of Company stock valued at $157,300 and awarded 1,500,000 options valued at $90,000, to its directors.  In addition, 1,079,901 shares were issued to retire convertible debt.

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

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the period ended May 31, 2014:

Fee Category	Period Ended 5/31/15	Period Ended 5/31/14
Audit Fees	$30,000	$29,595
Audit Related Fees
Tax Fees		600
All Other Fees
Total Fees	$30,000	$30,195

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
By: /s/ Jack Wagenti ___________________________________ Jack Wagenti Chairman, Principal Executive Officer and Principal Financial Officer Date: September 25, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur DeWitt Ackerman		September 25, 2015
Arthur DeWitt Ackerman	Director

/s/ Fred Dunne, Jr.		September 25, 2015
Fred Dunne, Jr.	Director

/s/ Jack Wagenti		September 25, 2015
Jack Wagenti	Chairman, Principal Executive Officer and Principal Financial Officer

Exhibit Table

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, incorporated by reference to Form 10SB12G filed November 8, 1999
3.2	By-laws, incorporated by reference to Form 10SB12G filed November 8, 1999
4.1	Stock Certificate Specimen, , incorporated by reference to Form 10SB12G filed November 8, 1999
4.2	Stock Option Plan, filed with Form 8-K/A on June 3, 2013
10.1	Share Exchange Agreement*
10.2	Property Option Agreement with Patriot Gold Corp.*
10.3	Daal LLC Agreement Golden Eagle *
10.4	Tucker White Agreement Golden Eagle *
10.5	Turner Ranch Agreement*
14	Code of Ethics, incorporated by reference to Form 10-K filed November 11, 2009
21.1	Subsidiaries
31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an exhibit to Form 8-K/A filed on November 9, 2012