Form 10-Q
period 2015-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2015-11-13
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 15, 2015, is 213,149,945 shares of Common Stock, $.00001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

10

Item 4. Controls and Procedures.

10

PART II – OTHER INFORMATION

11

Item 1. Legal Proceedings.

11

Item 1A. Risk Factors.

11

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. Bob please correct

11

Item 3. Defaults Upon Senior Securities.

11

Item 4. Mine Safety Disclosures.

11

Item 5. Other Information.

11

Item 6. Exhibits

11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	August 31, 2015	May 31, 2015
ASSETS
Current Assets
Cash	$ 10,742	$ 22,121
Miscellaneous receivables	21,790	22,748
Total current assets	32,532	44,869

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	30,022	30,022
Total assets	682,461	682,461
Less accumulated depreciation	286,880	261,299
Net fixed assets	395,581	421,162

Other Assets
Investment in securities	6,380	6,380
Mining claims	861,707	861,707
Total other assets	868,087	868,087
TOTAL ASSETS	$ 1,296,200	$ 1,334,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 89,639	$ 89,500
Accounts payable and accrued expenses	148,071	149,250
Taxes payable	66,070	73,027
Advances from officers and directors	248,325	238,325
Total current liabilities	552,105	550,102

Long Term Liabilities
Long term portions of notes payable	12,512	14,707
Warrant liability	27,150	27,150

Total long term liabilities	39,662	41,857

Total Liabilities	591,767	591,959

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 214,999,945 and 212,949,945 shares, respectively	2,150	2,129
Additional paid in capital	7,234,815	7,204,086
Accumulated deficit	(6,505,768)	(6,435,968)
Total American International Ventures, Inc. stockholders’ equity	731,197	770,247
Non controlling interest	(26,764)	(28,088)
Total stockholders' equity	704,433	742,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,296,200	$ 1,334,118

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended August 31,
	2015	2014

Sales	$ -	$ 18,188
Cost of goods sold	-	12,265
Gross profit	-	5,923

Administrative expenses	59,212	308,569
Operating loss	(59,212)	(302,646)

Other Income and Expense:
Revaluation of warrants	-	27,750
Gain on sale of mining claims	-	1,500
other income	-	40
Interest expense	(9,264)	(14,679)
Total other income and (expense)	(9,264)	14,611

Net loss before taxes	(68,476)	(288,035)
Provision for income taxes	-	11,277
Net Loss	(68,476)	(299,312)

Net loss attributable to non controlling interest	(1,324)	7,996
Net loss attributable to American International Ventures, Inc.	(69,800)	(291,316)

Other comprehensive income
Exchange rate changes	-	(1,082)
Attributable to non controlling interest	-	162
Net other comprehensive income	-	(920)
Total Comprehensive loss	$ (68,476)	$ (300,394)

Net Loss Per Share – basic and diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	214,888,532	207,829,827

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Month Periods Ended August 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$ (68,476)	$ (299,312)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Depreciation	25,581	11,678
Equity items issued for services	30,750	197,300
Interest charge related to debt discount	-	267
Revaluation of warrants	-	(27,750)
Gain on sale of mining claims	-	(1,500)

Changes in assets and liabilities:
Increases (decreases) in accounts payable and accrued expenses	(1,179)	-
Increases (decrease) in tax liability	(6,957)	17,676
Decreases in misc A/R	958	35,736
Decrease in inventories	-	12,265
Net cash consumed by operating activities	(19,323)	(53,640)

Cash Flows From Investing Activities:
Purchase of fixed assets	-	-
Net cash consumed by investing activities	-	-

Cash Flows From Financing Activities:
Proceeds of convertible notes	-	-
Proceeds of shareholder loans	10,000	51,000
Payments on notes payable	(2,056)	(2,899)
Net Cash provided by financing activities:	7,944	48,101

Effect on cash of exchange rate changes	-	(198)
Net change in cash	(11,379)	(5,737)

Cash balance, beginning of period	22,121	12,862
Cash balance, end of period	$ 10,742	$7,125

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of August 31, 2015 and for the three month periods ended August 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended August 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2016.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2015.

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

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception.  It also had a working capital deficiency at August 31, 2015 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  DEBT OBLIGATIONS

On August 31, 2014, the Company defaulted on its obligation for $25,000 of convertible notes.

5.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities.  They will be periodically revalued by use of a Black Sholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the three month periods ended August 31, 2015 and 2014, the value was reduced by $0 and $27,750, respectively.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

6. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	Shares	Amount

Balance May 31, 2015	212,949,945	$7,206,215
Shares issued for services	2,050,000	30,750
Balance August 31, 2015	214,999,945	7,236,965

7. SUPPLEMENTARY CASH FLOW INFORMATION

There was $ 6,169 and $3,150, respectively cash paid for interest for the three month periods ended August 31, 2015 and August 31, 2014; there was no cash paid for income taxes during either of the three month periods.

On June 16, 2014, the Company sold El Tule Canyon mining claim and the remainder of the Gypsy claim for 1,500,000 shares of restricted common stock of the buyer; these shares were valued at $1,500.  This brought to 6,500,000 the number of shares were owned by the Company.  Subsequent sales reduced the number of share to 6,380,000.

8. WARRANTS

There were 2,715,000 warrants outstanding at August 31, 2015, as presented below:.

Number of Warrants	Exercise Price	Weighted Life (in Years)

2,715,000(A)	$ .125	2.96

These warrants were principally issued for services.  They were valued using a Black Scholes valuation model.

9. RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2015, the Company issued 2,050,000 shares (valued at $30,750) to its directors and officers.

The Company received shareholder loans during the quarter that totaled $10,000.

10.  SUBSEQUENT EVENTS

In October 15, 2015, the Company entered into a Purchase Agreement with its wholly owned subsidiary Mega Mines, Inc.  ("Mega Mines") pursuant to which the Company sold to Mega Mines its 85% interest in AIVN de Mexico S.A. de C.V. ("AIVN"), which owns the mining concessions known as "La Sorpresa".  Closing under the Purchase Agreement is subject to payment, on or before December 15, 2015, by Mega Mines to the Company of $500,000 and delivery to the Company of 10,000,000 shares of Mega Mines common stock.

In connection with the Purchase Agreement, the four existing notes evidencing $950,000 of indebtedness of AIVN to the Company were replaced on October 15, 2015 by a Promissory Note Based on Income (the "New Note") dated October 8, 2015 by AIVN and Mega Mines, as co-borrowers, in favor of the Company.  The New Note is to be repaid by 20% of AIVN's net income from sale of all precious metals after mining production begins.  The New Note is secured by all equipment and all mining concessions as of October 15, 2015.  Refer to Company's 8-K filing.

Forward Looking Statements and Cautionary Statements .

Certain of the statements contained in this Quarterly Report on Form 10-Q includes "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2015. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2015, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three month period ended August 31, 2015, the Company had no revenue, as its Mexican mining operations were suspended during the second quarter of 2014.  Revenue of $18,188 was realized in the same period of 2014.  These revenues were derived from mining activity of the Company subsidiary, AIVN de Mexico. Cost of goods sold, consisting of mining, milling and personnel costs, was $12,265 during the three month period ended August 31, 2014.

Gross profit for the 2014 three month period was $5,923.

Administrative expenses for the three months ended August 31, 2015 were $59,212 compared to $308,569 for the comparable period of 2014. Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items. The reduction in administrative costs for the current period is due principally to a reduction in such compensation.

The Company had an operating loss in the current three month period of $59,212, compared with an operating loss of  $302,646 for the comparable period in 2014. The decrease is primarily due to the expense reduction described above.

Interest expense in the current three month period was $9,264 compared with $14,679 in the comparable period of 2014. Interest expense accrues on outstanding debt obligations, which were lower in the 2015 period.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.  There was a liability reduction of $27,750 in the 2014 period and none in the 2015 period.

Net loss for the current three month period was $68,476 compared with a net loss of $291,316 in the comparable period of 2014.  The favorable change is due to factors discussed above.

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

As of August 31, 2015, the Company had a working capital deficit of $519,573, compared with a working capital deficit of $505,233 as of May 31, 2015. The increase in the working capital deficit is principally due to a reduction in the cash balance, partially offset by an increase in advances from shareholders.

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

Please refer to the Company’s Form 10-K for the period ending May 31, 2015 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

b.      Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at August 31, 2015.

c.   Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three month period ended August 31, 2015, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.   Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three month period ended August 31, 2015.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. Bob please correct

There were 750,000 shares of Company common stock issued during the three month period ended August 31, 2015 as compensation to officers and directors.

Each officer and director is an accredited investor and agreed to hold such shares for investment purposes.  In addition, the issued shares contained restricted legends.  All of the securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or the rules and regulations promulgated there under, including Regulation D and Rule 701.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

See note 10 to the financial statements.

Item 6. Exhibits

(a) Exhibits Furnished.

Exhibit #31.1 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #31.2 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #32    – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits contain information from our Quarterly Report on Form 10-Q for the quarter ended August 31, 2015 formatted in Extensible Business Reporting Language (XBRL):

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

Date:  November 10, 2015

12