Form 10-Q
period 2015-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2016-01-22
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 4, 2016, is 209,649,945 shares of Common Stock, $.00001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

3

Item 1.  Financial Statements

3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

14

Item 4. Controls and Procedures.

14

PART II – OTHER INFORMATION

15

Item 1. Legal Proceedings.

15

Item 1A. Risk Factors.

15

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

15

Item 3. Defaults Upon Senior Securities.

15

Item 4. Mine Safety Disclosures.

15

Item 5. Other Information.

15

Item 6. Exhibits

15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS

	November 30, 2015	May 31, 2015
	(Unaudited)

ASSETS
Current Assets
Cash	$ 483,135	$ 22,121
Miscellaneous receivables	22,007	22,748
Total current assets	505,142	44,869

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	32,443	30,022
Total assets	684,882	682,461
Less accumulated depreciation	312,262	261,299
Net fixed assets	372,620	421,162

Other Assets
Investment in securities	6,380	6,380
Mining claims	861,707	861,707
Total other assets	868,087	868,087
TOTAL ASSETS	$ 1,745,849	$ 1,334,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 13,034	$ 89,500
Accounts payable and accrued expenses	103,335	149,250
Taxes payable	67,643	73,027
Advances from officers and directors	138,994	238,325
Total current liabilities	323,006	550,102

Long Term Liabilities
Long term portions of notes payable	9,173	14,707
Warrant liability	27,150	27,150
Total long term liabilities	36,323	41,857

Total Liabilities	359,329	591,959

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 214,999,945 and 212,949,945 shares, respectively	2,150	2,129
Additional paid in capital	7,234,815	7,204,086
Accumulated deficit	(5,823,382)	(6,435,968)
Total American International Ventures, Inc. stockholders’ equity	1,413,583	770,247
Non controlling interest	(27,063)	(28,088)
Total stockholders' equity	1,346,520	742,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,745,849	$ 1,334,118

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended November 30,		Six Month Periods Ended November 30,
	2015	2014	2015	2014
Sales	$ -	$ 40,090	$ -	$ 58,278
Cost of goods sold	-	18,075	-	30,340
Gross profit	-	22,015	-	27,938

Administrative expenses	55,537	119,238	114,749	427,807
Operating income (loss)	55,537	(97,223)	114,749	(399,869)

Other Income and Expense:
Revaluation of warrants	-	80,850	-	108,600
Gain (Loss) on sale of mining rights	719,398	(160,000)	719,398	(158,500)
Other income	-	3,042	-	3,082
Interest expense	17,201	(19,028)	7,937	(33,707)
Total other income (expense)	736,599	(95,136)	727,335	(80,525)

Net Profit (loss) before taxes	681,062	(192,359)	612,586	(480,394)
Provision for income taxes	-	(6,269)	-	5,008

Net Profit (Loss)	681,062	(186,090)	612,586	(485,402)

Net loss attributable to noncontrolling interests	(299)	3,923	1,025	11,919
Net profit (loss) attributable to American International Ventures, Inc.	$ 681,361	$ (182,167)	$ 611,561	$ (473,483)

Net Profit (Loss) Per Share – Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Number of Shares Outstanding	214,999,945	208,102,681	214,943,934	207,055,563

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Month Periods Ended November 30,
	2015	2014

Cash Flows From Operating Activities:
Net Profit (Loss)	$ 612,586	$ (485,402)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not requiring cash:
Depreciation	50,963	30,041
Equity items issued for services	31,775	211,800
Loss on sale of mining claim	-	158,500
Interest charge related to debt discount	-	544
Revaluation of warrants	-	(108,600)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(45,915)	57,994
Decrease (increase) in miscellaneous receivables	741	(1,356)
Increase (decrease) in taxes payable	(5,384)	10,794
Decrease in inventory	-	31,228

Net cash provided (consumed) by operating activities	644,766	(94,457)

Cash Flows From Investing Activities:
Purchases of fixed assets	(2,421)	-

Net cash consumed by investing activities	(2,421)	-

Cash Flows From Financing Activities:
Proceeds of shareholder and director loans	-	87,000
Payments on notes payable	(181,331)	(2,327)

Net Cash provided (consumed) by financing activities	(181,331)	84,673

Net change in cash	461,014	(9,784)

Cash balance, beginning of period	22,121	12,862

Cash balance, end of period	$ 483,135	$ 3,078

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of November 30, 2015 and for the three and six month periods ended November 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended November 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2016.

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

On May 3, 2013, the Company formed a subsidiary in Baja California to exploit a mining claim acquired by the subsidiary.  It remained inactive until June 1, 2013 at which time it became operational, on a limited basis.  A problem with the mining permit caused suspension of mining activities in May 2014.  The Company is working to resolve that problem.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with an original maturity of three months or less to be cash equivalents.

b. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses, and notes payable, approximate their fair values at November 30, 2015.

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

November 30, 2015

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

h. Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three and six month periods ended November 30, 2015.

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

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

m. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. As an exploration stage company it is also required to make additional disclosures as defined under the  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development-Stage Entities”. Additional disclosures required are that our financial statements be identified as those of an exploration stage company, and that the statements of operations, changes in stockholders’ deficit and cash flows discloser activity since the date of its Inception (January 21, 1998). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015, with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in its financial statements.

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

As of November 30, 2015, none of the mine concessions met the requirements for proven reserves; development costs are therefore expensed.

o. Impairment

The Company performs a review for potential impairment of long-lived assets whenever an event or change in circumstances indicates that the carrying value of an asset may not be recoverable.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

4. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception.  It also had a working capital deficiency at November 30, 2015 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

5.  DEBT OBLIGATIONS

On August 31, 2014, the Company defaulted on its obligation for $130,000 of convertible notes.  The obligation for all but $25,000 of these notes was satisfied during the three month period ended November 30, 2015.

6.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker; these warrants have "full-ratchet anti-dilution protection".  In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities.  They will be periodically revalued by use of a Black Sholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the six month periods ended November 30, 2015 and 2014, the value was reduced by $0 and $108,600, respectively.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2015

(Unaudited)

7. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	Shares	Amount

Balance May 31, 2015	212,949,945	$2,129
Shares issued for services	2,050,000	21
Balance November 30, 2015	214,949,945	$2,150

8. SUPPLEMENTARY CASH FLOW INFORMATION

There was no cash paid for interest in the six month period ended November 30, 2015 and $19,516 paid in cash in the six month period ended November 30, 2014; there was no cash paid for income taxes during either of the six month periods.

On June 16, 2014, the Company sold its El Tule Canyon mining claim and the remainder of the Gypsy claim for 1,500,000 shares of restricted common stock of the buyer; these shares were valued at $1,500,  which brings to 6,500,000 the number of shares of the buyer that are owned by the Company.

9. WARRANTS

There were 2,715,000 warrants outstanding at November 30, 2015, as presented below:.

Number of Warrants	Exercise Price	Weighted Life (in Years)

2,715,000(A)	$ .125	2.63

(A)  These warrants were principally issued for services.  They were valued using a Black Scholes valuation model.

10. RELATED PARTY TRANSACTIONS

During the six month period ended November 30, 2015, the Company issued shares (valued at $31,775) to its directors.

The Company repaid $99,331 of shareholder loans during the current six month period.  During the 2014 six month period, the Company received $87,000 of shareholder loans.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the six month period ended November 30, 2014, the Company had revenue of $58,278, compared with no revenue during the six month period of 2015.  These 2014 revenues were derived from mining activity of its subsidiary, AIVN de Mexico.  During the quarter ended August 31, 2014, AIVN de Mexico stopped all pilot plant mining operations and started the application process with the government of Mexico for mining permits.  Cost of goods sold consisting of mining, milling and personnel costs was $30,340 during the six month period ended November 30, 2014.

Gross profit for the 2014 six month period was $27,938, compared with nothing in the 2015 period.

Administrative expenses for the six month period ended November 30, 2015 were $119,238 compared to $427,807 for the comparable period of 2014.  Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items.  The sharp reduction in administrative costs for the current period is due principally to reductions in such compensation, the result of suspension of mining activities.

The Company had an operating profit in the 2015 six month period of $114,749, compared with an operating loss of $399,869 for the comparable period in 2014.  The improvement is primarily due to the explanations provided above.

Interest expense in the current six month period was a gain of $7,937, compared with an expense of $33,707 in the comparable period of 2014.  Interest expense accrues on outstanding debt obligations and on credit card charges, which were higher in the 2014 period.  The gain realized in the 2015 period was the result of forgiveness by two directors of interest that had previously accrued on loans they had made to the Company.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.  The liability reduction in the 2014 six month period was $108,600.  There was no liability reduction in the 2015 six month period in the 2015 period.

Net profit for the 2015 six month period was $612,586, compared with a net loss of $485,402 in the comparable period of 2014.  The favorable change is due to a $719,398 profit on the sale of the Bruner mining claim, which occurred during the second quarter of 2015.

During the three month period ended November 30, 2015, the Company had no revenue, as its Mexican mining operations were suspended during the second quarter of 2014.  Revenue of $40,090 was realized in the same period of 2014.  These revenues were derived from mining activity of the Company subsidiary, AIVN de Mexico. Cost of goods sold, consisting of mining, milling and personnel costs, was $18,075 during the three month period ended August 31, 2014.

Gross profit for the 2014 three month period was $22,015.

Administrative expenses for the three months ended November 30, 2015 were $55,537 compared to $119,238 for the comparable period of 2014. Administrative expenses consist primarily of consulting fees, director awards and other services compensated principally with equity items. The reduction in administrative costs for the current period is due primarily to a reduction in such compensation.

The Company had an operating loss in the current three month period of $55,537, compared with an operating loss of  $97,223 for the comparable period in 2014. The decrease is primarily due to the expense reduction described above.

Interest expense in the current three month period was a gain of $17,201, compared with an expense of $19,028 in the comparable period of 2014. Interest expense accrues on outstanding debt obligations, which were lower in the 2015 period.  As explained above, the gain realized in the 2015 period was principally the result of forgiveness by two directors of interest that had previously accrued on loans they had made to the Company.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.  There was a liability reduction of $80,350 in the 2014 period and none in the 2015 period.

Net profit for the current three month period was $681,062, compared with a net loss of $186,090 in the comparable period of 2014.  The favorable change is primarily due to a $719,398 profit on the sale of the Bruner mining claim, which is located in Nye County, Nevada.

Since the acquisition of PGPI, our operations have focused on developing, planning and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in Baja California, Mexico, and Nevada.  We will focus on acquiring gold and base mineral resource properties that historically produced gold and silver until 1942 when all gold production in the United States was halted due to World War II. There is no guarantee that such properties will produce gold or silver in the future or that these properties may have already been depleted, as they were previously mined .

None of our properties or claims has any proven or probable reserves and all of our activities undertaken and currently proposed are exploratory in nature.

As of November 30, 2015, the Company had working capital of $182,136, compared with a working capital deficit of $505,233 as of May 31, 2015. The significant improvement is principally due to the sale of the Bruner claim, as noted above.

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

b.       Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at November 30, 2015.

c.    Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three and six month periods ended November 30, 2014, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable . Smaller Reporting Companies are not required to provide the information required by this item.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were 3,500,000 shares of Company common stock purchased for $25,000 during the three month period ended November 30, 2015.

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

(a) Exhibits Furnished.

Exhibit #31.1 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #31.2 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #32    – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits contain information from our Quarterly Report on Form 10-Q for the quarter ended November 30, 2015 formatted in Extensible Business Reporting Language (XBRL):

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

Date:   January 21, 2016

16