Form 10-Q
period 2016-02-29
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2016-04-25
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 21, 2016: 211,649,945 shares of Common Stock, $.00001 par value.

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

16

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

16

Item 3. Defaults Upon Senior Securities.

16

Item 4. Mine Safety Disclosures.

16

Item 5. Other Information.

16

Item 6. Exhibits

16

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (Unaudited)
	February 29, 2016	May 31, 2015
ASSETS
Current Assets
Cash	$ 248,022	$ 22,121
Miscellaneous receivables	21,172	22,748
Total current assets	269,194	44,869

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	32,444	30,022
Total assets	684,883	682,461
Less accumulated depreciation	337,645	261,299
Net fixed assets	347,238	421,162

Other Assets
Investment in securities	6,380	6,380
Mining claims	911,707	861,707

Total other assets	918,087	868,087
TOTAL ASSETS	$ 1,534,519	$ 1,334,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 13,248	$ 89,500
Accounts payable and accrued expenses	78,534	149,250
Taxes payable	65,223	73,027
Advances from officers and directors	113,994	238,325
Total current liabilities	270,999	550,102

Long Term Liabilities
Long term portions of notes payable	9,577	14,707
Warrant liability	27,150	27,150
Total long term liabilities	36,727	41,857
Total Liabilities	307,726	591,959

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 211,649,945 and 212,899,945 shares, respectively	2,170	2,129
Additional paid in capital	7,369,794	7,204,086
Accumulated deficit	(6,119,261)	(6,435,968)
Total American International Ventures, Inc. stockholders’ equity	1,252,703	770,247
Non controlling interest	(25,910)	(28,088)
Total stockholders' equity	1,226,793	742,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,534,519	$ 1,334,118

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended February 29 and 28,		Nine Month Periods Ended February 29 and 28,
	2016	2015	2016	2015
Sales	$ -	$ -	$ -	$ 58,278
Cost of goods sold	-	-	-	30,340
Gross profit	-	-	-	27,938

Administrative expenses	292,933	(51,854)	407,682	479,661
Operating loss	(292,933)	(51,854)	(407,682)	(451,723)

Other Income and Expense:
Change in valuation of warrants	-	-	-	108,600
Gain (loss) on sales of mining rights	-	(48,000)	719,398	(206,500)
Interest income	12	(109)	12	2,973
Interest expense	(780)	(3,437)	7,157	(37,144)
Total other income (expense)	(768)	(51,546)	726,567	(132,071)

Net income (loss) before taxes	(293,701)	(103,400)	318,885	(583,794)
Provision for income taxes				5,008

Net Loss	(293,701)	(103,400)	318,885	(588,802)

Net income ( loss) attributable to noncontrolling interests	(1,153)	-	(2,178)	11,919
Net income (loss) attributable to American International Ventures, Inc.	$ (294,854)	$ (103,400)	$ 316,707	$ (576,883)

Net income (loss) Per Share – Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Number of Shares Outstanding	216,444,389	210,294,389	212,344,389	208,879,044

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Month Periods Ended February 29 and 28,
	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$ 318,885	$ (588,802)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not requiring the use of cash:
Depreciation	76,345	41,719
Gain on sale of securities	-	(1,500)
Equity items issued for services	60,750	246,800
Loss (gain) on sale of mining claim	-	208,000
Interest charge related to debt discount	-	526
Interest on convertible loans	-	-
Gain on revaluation of warrants	-	(108,600)
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(70,716)	58,259
Increases in taxes payable	(7,804)	4,793
Decrease in miscellaneous receivables	1,575	-
Decrease (increase) in inventory	-	31,228

Net cash consumed by operating activities	379,035	(107,577)

Cash Flows From Investing Activities:
Purchases of fixed assets	(2,421)	-
Investment in mining claims	(50,000)	-

Net cash consumed by investing activities	(52,421)	-

Cash Flows From Financing Activities:
Contributions to paid in capital	105,000	-
Proceeds from issuances of demand notes	-	105,325
Payments on notes payable	(81,382)	(8,840)
Repayment of advances from officers and directors	(124,331)	-

Net Cash provided by financing activities	(100,713)	96,485

Net change in cash	225,901	(11,092)

Cash balance, beginning of period	22,121	12,862

Cash balance, end of period	$ 248,022	$ 1,770

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of February 29, 2016 and for the three and nine month periods ended February 29, 2016 and February 28, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine-month period ended February 29, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2016.

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

b. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses, and notes payable, approximate their fair values at February 29, 2016.

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

February 29, 2016

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

h. Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three and nine month periods ended February 29, 2016.

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

February 29, 2016

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l. Investments in Mining Claims

Mining claims held for development are recorded at the cost of the claims, plus related acquisition costs. These costs will be amortized when extraction begins.

m. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission.  Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. As an exploration stage company it is also required to make additional disclosures as defined under the  Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915, “Development-Stage Entities”. Additional disclosures required are that our financial statements be identified as those of an exploration stage company, and that the statements of operations, changes in stockholders’ deficit and cash flows disclose activity since the date of its Inception (January 21, 1998). Effective June 10, 2014, the FASB changed its regulations with respect to development stage entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2015, with the option for entities to early adopt these new provisions. The Company has elected to early adopt these provisions and consequently these additional disclosures are not included in its financial statements.

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

February 29, 2016

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Costs incurred at a mine site before proven reserves have been established are expensed as mine development costs. At the point proven reserves have been established at a mine site, such costs will be capitalized and will be written off as depletion expense as the minerals are extracted.

As of February 29, 2016, none of the mine concessions met the requirements for proven reserves; development costs are therefore expensed.

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

4. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception.  It also had a working capital deficiency at February 29, 2016 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

5.  DEBT OBLIGATIONS

On August 31, 2014, the Company defaulted on its obligation for $130,000 of convertible notes.  The obligation for all but $60,000 of these notes has been satisfied.

6.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker; these warrants have "full-ratchet anti-dilution protection".  In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities.  They will be periodically revalued by use of a Black Sholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the nine month periods ended February 29, 2016 and February 28, 2015, the value was reduced by $0 and $108,600, respectively.

7. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	Shares	Amount

Balance May 31, 2015	212,949,945	$2,129
Shares issued for services	-1,285,000	-12
Balance February 29, 2016	211,664,945	$2,117

8. SUPPLEMENTARY CASH FLOW INFORMATION

There was no cash paid for interest in the nine-month period ended February 29, 2016 and $25,743 paid in cash in the nine-month period ended February 28, 2015; there was no cash paid for income taxes during either of the nine month periods.

On June 16, 2014, the Company sold its El Tule Canyon mining claim and the remainder of the Gypsy claim for 1,500,000 shares of restricted common stock of the buyer; these shares were valued at $1,500,  which brings to 6,500,000 the number of shares of the buyer that are owned by the Company.

9. WARRANTS

There were 2,715,000 warrants outstanding at February 29, 2016, as presented below:.

Number of Warrants	Exercise Price	Weighted Life (in Years)

2,715,000(A)	$ .125	2.63

(A)  These warrants were principally issued for services.  They were valued using a Black Scholes valuation model.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 29, 2016

(Unaudited)

10. RELATED PARTY TRANSACTIONS

During the nine month period ended February 29, 2016, the Company issued shares (valued at $31,775) to its directors.

The Company repaid $124,331 of shareholder loans during the current nine month period.  During the 2015 nine month period, the Company received $105,325 of shareholder loans.

11.  SUBSEQUENT EVENTS

On January 12, 2016 Jose G. Garcia was appointed Chief Executive Officer of the Company (see 8K filed January 15, 2016). On January 22, 2016 Kevin Gillen was appointed Chief Operating Officer (see 8K filed on January 25, 2016). Mr. Gillen is the son-in-law of Mr. Wagenti.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the nine month period ended February 28, 2015, the Company had revenue of $58,278, compared with no revenue during the nine month period of 2016.  These 2014 revenues were derived from mining activity of its subsidiary, AIVN de Mexico.  During the quarter ended August 31, 2014, AIVN de Mexico stopped all pilot plant mining operations and started the application process with the government of Mexico for mining permits.  Cost of goods sold consisting of mining, milling and personnel costs was $30,340 during the nine month period ended February 28, 2015.

Gross profit for the 2014 nine month period was $30,340, compared with nothing in the 2016 period.

Administrative expenses for the nine month period ended February 29, 2016 were $407,682 compared to $479,661 in the comparable period of 2015.  Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items.  Administrative costs for the current period were affected by an unusual consulting fee connected with the acquisition of additional mining claims.

The Company had operating losses in both the nine month period ended February 29, 2016 and the comparable period of the previous year.  The current loss is significantly higher than in the previous year, the result of the consulting fee.

Interest expense in the current nine month period was a gain of $7,157, compared with an expense of $37,144 in the comparable period of 2015.  Interest expense accrues on outstanding debt obligations and on credit card charges, which were higher in the 2015 period.  The gain realized in the 2016 period was the result of forgiveness by two directors of interest that had previously accrued on loans they had made to the Company.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.  The liability reduction in the 2015 nine month period was $108,600.  There was no liability reduction in the 2016 nine month period.

Net profit for the 2016 nine month period was $318,885, compared with a net loss of $588,802 in the comparable period of 2015.  The favorable change is due to a $719,398 profit on the sale of the Bruner mining claim, which occurred during the second quarter of 2015.  This was partially offset by the consulting fee mentioned above.

The Company had no revenue during either the three month period ended February 29, 2015, or the three month period ended February 28, 2015, as its Mexican mining operations were suspended during the second quarter of 2014.

There was no gross profit during either of the three month periods being reported.

Administrative expenses for the three months ended February 29, 2016 were $272,933 compared to $51,854 in the comparable period of 2015. Administrative expenses in the 2016 period were affected by the consulting fee referred to above.

The Company had an operating loss in both the current three month period and the three month period of the prior year.

Interest expense in the current three month period was $780, compared with $3,437 in the comparable period of 2015. Interest expense accrues on outstanding debt obligations, which were lower in the 2016 period.  As explained above, the favorable result in the 2016 period was principally the result of forgiveness by two directors of interest that had previously accrued on loans they had made to the Company.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.  There was a liability reduction of $108,600 in the 2015 period and none in the 2016 period.

Net loss for the current three month period was $293,701, compared with a net loss of $103,400 in the comparable period of 2015.  The unfavorable change was primarily due to the unusual consulting fee mentioned above.

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

As of February 29, 2015, the Company had a working capital deficit of $1,805, compared with a working capital deficit of $505,233 as of May 31, 2015. The significant improvement is principally due to the sale of the Bruner claim, as noted above.

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

c.    Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three and nine month periods ended February 28, 2015, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.    Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three month period ended February 29, 2016.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were 3,500,000 shares of Company common stock purchased for $25,000 during the three month period ended February 29, 2016.

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

AMERICAN INTERNATIONAL VENTURES, INC.

(Registrant)

By:    /s/ Jose Garcia

       ___________________________________

         Jose Garcia

         Chief Executive Officer

        (Principal Executive Officer)

By:  /s/ Jack Wagenti

       ___________________________________

       Jack Wagenti

       Chairman and Chief Financial Officer

       (Principal Financial Officer)

Date:   April 25, 2016

17