Form 10-K
period 2016-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2016-08-29
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended May 31, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 000-30368

AMERICAN INTERNATIONAL VENTURES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3489463
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes   ☒   No

As of November 30, 2015, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $3,742,498. This calculation is based upon the last trade of $0.025 of the common stock on November 30, 2015. The number of shares outstanding of the registrant's class of common stock on August 10, 2016 was 213,399,945 shares.

AMERICAN INTERNATIONAL VENTURES, INC.

FORM 10-K

For the Fiscal Year Ended May 31, 2016

Table of Contents

PART I

3

Item 1. Business

3

Item 1A. Risk Factors.

11

Item 1B.  Unresolved Staff Comments

22

Item 2.  Properties.

22

Item 3.  Legal Proceedings.

22

Item 4.  Mine Safety Disclosures.

23

PART II

24

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

24

Item 6. Selected Financial Data.

25

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

25

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

28

Item 8.  Financial Statements

29

Item 9A. Controls and Procedures

42

Item 9B. Other Information.

42

PART III

43

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

43

Item 11.  Executive Compensation.

44

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

45

Item 13. Certain Relationships and Related Party Transactions.

46

Item 14.  Principal Accounting Fees and Services.

47

PART IV

48

Item 15. Exhibits, Financial Statement Schedules.

48

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

15 miles from the town of Tularosa New Mexico, and is accessible through HWY 54.ZZZZ

Sale of Bruner Mine.  (1)  Location: The Bruner mine is located in township 14 north, range 37 east, and encompasses the SE1/4 of section 14, section 23 NE1/4, section 13 SW1/4, and section 24 NE1/4. The Bruner mine is located 76 miles from the town of Fallon Nevada of HWY 361. The Bruner property consists of 28 patented mining claims.

(2) The Bruner was optioned in 2008 to Patriot Gold in Las Vegas which made annual payments to the Company under the Option Agreement. The Bruner Property was sold to Canamex resources U.S., Inc. on October 30, 2015 for $750,000 cash.  Canamex also assumed the obligations of the Company to Patriot Gold under the option Agreement.  The sale to Canamex was subject to the Company’s 1.5% net smelter return (NSR) royalty as well as an underlying royalty of 2.0% to the original project vendor.

Golden Eagle Placers Mine

(1) Location: The Golden Eagle Placers mine is located in township 35 north, range 34 east, and encompasses the entire section 29. The Golden Eagle mine is located 27.8 miles from the town of Winnemucca, Nevada off HYW 80/Jungo RD.

(2) Description of claim: The Golden Eagle mine consists of 704 acres of patented (fee simple). The annual tax on this property is $146. The property was purchased by American International Ventures, Inc. subsequent to the reverse acquisition of Placer Gold Prospecting, Inc. for $601,000.00 in cash, note, and Company shares.  The Company used approximately $68,000 of the Bruner sale proceeds to close its acquisition of Golden Eagle.

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

5)  Gold mineralization is thought to have occurred during periods of fracture and breccia controlled chalcedony sulfide mineralization. Oxidation appears to be related to a deep, wide spread acid leaching event, and by descending supergene fluids along the East Fault. The Vortex Zone, bordering the south end of the Brimstone Zone, is hosted in rocks similar to those at Brimstone, but overprinted with extensive hydrothermal brecciation. Alteration in the Vortex Zone is primarily strong silicification capped with hydrothermal argillic and subordinate acid leach alteration. Mineralization in the Vortex Zone is thought to be related to several pulses of fracturing and hydrothermal brecciation, plus quartz and chalcedonic veining. Vortex is bounded on the east by the East Fault, and is open to the north, west, and south and at depth.Subsequent Acquisition of Claims in Baja California, Mexico.

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

On December 1, 2015, AIVN de Mexico, S.A. de C.V. (“AIVN Mexico”) purchased ten mining concessions commonly known as “Quesaro” for $50,000 cash.  AIVN Mexico is a wholly owned subsidiary of Mega Mines, Inc., which in turn is a wholly owned subsidiary of the Company.  The concessions are located in Baja, Mexico.  The concessions are as follows:

Name	Concession No.	Hectares
La Sorpresa	203304	90.000
La Sorpresa II	203254	265.000
La Sorpresa III	218574	71.000
LAS III Fraccion 2 Frac I	227920	12.000
LAS III Fraccion 2 Frac II	227921	12.000
LAS III Fraccion 2 Frac III	227922	72.000
El Cid	219881	550.674
El Cid 1	219882	72.000
Dolores	219883	1266.150
M. Carter	223403	66.6054

Description of our Current Business

Since the acquisition of PGPI, our operations have focused on planning, developing and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in the Baja California through our subsidiary AIVN de Mexico. In addition to our mining claims in Nevada, we also lease certain mining claims in the Baja California, Mexico.

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

Exploration Business and Operations

Initially, we intended to permit and reactivate the mining claims acquired in the reverse acquisition.   As of today, the Company plans to obtain a mining permit for the Golden Eagle claims or joint venture.  Funding to complete the construction and start production at the Golden Eagle is estimated to be $500,000, including $200,000 for plans and permits, including environmental, $ 50,000 for site improvements (road construction) and $250,000 for installation of wash plant and equipment. We presently do not have the funds available and there can be no assurance we will be able to obtain the necessary funds.

The Company doesn’t expect to conduct any mining operations in Nevada during the fiscal year ended May 31, 2017 and there can be no assurance the Company will be able to sell or have the financing to complete the permitting of the Golden Eagle or ever mine in Nevada.

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

Since its formation on January 25, 2012, Placer has incurred substantial losses and AIVN has accumulated substantial losses during its existence.  In addition, we presently have no revenue.  During the reporting period ended May 31, 2016, we had limited revenues from operations and have reported an operating loss from inception of approximately $6,200,000. We expect to continue to incur losses unless and until we generate sufficient revenue from production to fund continuing operations including exploration and development costs. We expect such losses or the monthly burn rate to be in the range of $40,000 to $60,000. There is no assurance we will be profitable for any quarterly or annual period. Our failure to report profits may adversely affect the price of our common stock and you may lose all or part of your investment.

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

During the period ended May 31, 2016, we did not conduct mining operations nor maintain any mining properties in the US.  Consequently we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the period ended May 31, 2016.

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

Recent Sales of Unregistered Equity Securities.

During the twelve months ending May 31, 2016, we issued 1,500,000 shares of common stock as follows:

•

1,250,000 common shares to our three Directors & Officers for services rendered in fiscal year 2015.

•

250,000 common shares Gift

•

.

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

We are considered an exploration stage company for accounting purposes because we have not demonstrated the existence of proven or probable reserves. In accordance with accounting principles generally accepted in the United States of America, all expenditures for exploration and evaluation of our properties have been expensed as incurred. Furthermore, unless our mineralized material is classified as proven or probable reserves, substantially all expenditures have been or will be expensed as incurred. Since substantially all of our expenditures to date have been expensed and we expect to expense significant expenditures during the fiscal year 2017, most of our investment in mining properties do not appear as an asset on our balance sheet.

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

Results of Operations.

Revenue

The Company had of revenues $54,887 during the year ended May 31, 2015, but no revenue during the year ended May 31, 2016.  Mining operations were suspended early in the 2015 fiscal year and the Company has not realized any revenue since then.

Operating expenses

We incurred operating expenses in the amount of $504,597 during the year ended May 31, 2016, whereas we incurred $508,989 during the year ended May 31, 2015. The reduction of expenses reflects reduced executive and director compensation, partially offset by increases in other areas.

Interest Expense

Interest expense for the year ended May 31, 2016 and for the year ended May 31, 2015 was $7,144 and $51,858, respectively.  This sharp reduction results from a significant reduction of our obligation under convertible notes payable.

Provision for Income Taxes

Although the Company realized net income during the year ended May 31, 2016, losses incurred during the year ended May 31, 2015 and in previous years are available to be carried forward and offset against U.S. taxable income; consequently, no provision was required for U.S. income taxes.  However, income taxes were incurred in Mexico of $4,890 during the 2015 year.

Other Income

On October 30, 2015, the Company sold its Bruner property to Canamex Resources U.S., Inc. for $750,000 cash.  Canamex also assumed the obligation of the Company to Patriot Gold Corp ("Patriot") under an Option Agreement between the Company and Patriot.  The sale to Canamex is subject to the Company's 1.5% net smelter return (NSR) royalty as well as an underling royalty of 2.0% to the original project vendor.  Income from the Option Agreement amounted to $60,000 during the year ended May 31, 2015.  The Company utilized approximately $68,000 of the Bruner sale proceeds to close  its acquisition of the Golden Eagle Property located in Winnemucca, Humboldt County, Nevada pursuant to the Company's Purchase Agreement dated April 30, 2012.  Golden Eagle is comprised of approximately 702 acres of patented placer mining claims.

The Company realized a gain during the year ended May 31, 2016 of $744,000 on the sale of the mining claim

Net Loss

The Company realized net income of $232,677 in the year ended May 31, 2016 compared to a net loss of $574,350 in the year ended May 31, 2015.

Liquidity and Capital Resources

As shown in the accompanying financial statements, except for the results of the current year, we have experienced losses since inception (January 25, 2012), and as of May 31, 2016, have a working capital deficit of $94,145; we have also had, except for the results of the current year, recurring negative cash flows from operations; and presently we do not have sufficient resources to meet our outstanding liabilities or accomplish our objectives during the next twelve months.

As of May 31, 2016, we had total assets of $1,394,612, including net fixed assets of $321,856, and mining claims of $911,707.  Our current liabilities totaled $248,814; our long term debt was $2,331; and there was a $27,150 warrant liability; stockholders' equity amounted to $1,163,317.

In our audited financial statements for the fiscal year ended May 31, 2016, contained in our Annual Report on Form 10-K, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, and to sell some or all of our assets.

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in an exploration stage, we have no revenues and have had only losses since our inception. We have made no commitments for capital expenditures over the next 12 months.

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

During the year ended May 31, 2016, we raised a total of $15,000 through advances from our officers and directors, and $105,000 through sales of capital stock of our subsidiary, Mega Mines, Inc.  At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from sales of our common stock or through sales of additional convertible promissory notes or otherwise to meet our obligations over the next twelve (12) months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
American International Ventures, Inc.

We have audited the accompanying consolidated balance sheets of American International Ventures, Inc.  and subsidiary (an exploration stage company) as of May 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American International Ventures, Inc. and subsidiary at May 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that American International Ventures, Inc. and subsidiary will continue as a going concern. As more fully described in Note 4, at May 31, 2016 the Company had no established source of revenues, a working capital deficit and had accumulated losses at May 31, 2016. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
August 26, 2016

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS
	May 31, 2016	May 31, 2015
ASSETS
Current Assets
Cash	$ 146,296	$ 22,121
Miscellaneous receivables	8,373	22,748
Inventories	-	-
Total current assets	154,669	44,869

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	32,444	30,022
Total assets	684,883	682,461
Less accumulated depreciation	363,027	261,299
Net fixed assets	321,856	421,162

Other Assets
Investment in securities	6,380	6,380
Mining claims	911,707	861,707
Total other assets	918,087	868,087

TOTAL ASSETS	$ 1,394,612	$ 1,334,118

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 13,465	$ 89,500
Accounts payable and accrued expenses	98,578	149,250
Taxes payable	60,777	73,027
Advances from officers and directors	75,994	238,325
Total current liabilities	248,814	550,102

Long Term Liabilities
Long term portions of notes payable	2,331	14,707
Warrant liability	27,150	27,150

Total long term liabilities	29,481	41,857

Total Liabilities	278,295	591,959

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 211,649,945 and 212,949,945 shares, respectively	2,116	2,129
Additional paid in capital	7,345,580	7,204,086
Deficit accumulated during exploration stage	(6,197,643)	(6,435,968)
Total American International Ventures, Inc. stockholders’ equity	1,150,053	770,247
Non controlling interest	(33,736)	(28,088)
Total stockholders' equity	1,116,317	742,159
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,394,612	$ 1,334,118

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year 2016	Year 2014

Sales	$ -	$ 54,887
Cost of goods sold	-	28,574
Gross profit on sales	-	26,313

Expenses	504,597	508,898
Operating loss	504,597	(482,585)

Other Income and (Expense)
Interest income	27	2,903
Interest expense	(7,144)	(51,858)
Option income	-	59,980
Warrant revaluation	-	108,600
Gain on sale of mining claims	744,391	(206,500)

Total other income	737,274	(86,875)

Income (Loss) before income taxes	232,677	(569,460)
Provision for income taxes	-	4,890
Net Income (Loss)	232,677	(574,350)
Net loss attributable to noncontrolling interest	5,648	10,370
Net Income loss attributable to American International Ventures, Inc.	$ 238,325	$ (563,980)

Net Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	212,016,475	213,226,603

The accompanying notes are an integral part of financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY Years Ended May 31, 2016 and 2015

	Common Shares		Paid In	Accumulated	Non-controlling
	Number	Par Value	Capital	Deficit	Interest	Total

Balance, May 31, 2014	206,020,044	$ 2,060	$6,902,860	$(5,871,988)	$ (17,718)	$1,015,214

Shares issued for services	5,850,000	58	157,242		-	157,300

Options issued for services			90,000			90,000

Shares issued for convertible debt	1,079,901	11	53,984			53,995

Loss for year				(563,980)	(10,370)	(574,350)

Balance May 31, 2015	212,949,945	$ 2,129	$ 7,204,086	$ (6,435,968)	$ (28,088)	$ 742,159

Prior year adjustment	(1,900,000)	(19)	-	-	-	(19)

Shares issued for services	4,100,000	41	61,459			61,500

Shares redeemed	(3,500,000)	(35)	(24,965)	-	-	(25,000)

Income for year				238,325	(5,648)	232,677

Subsidiary shares issued			105,000			105,000

Balance May 31, 2016	211,649,945	$ 2,116	$ 7,345,580	$ (6,197,643)	$ (33,736)	$ 1,116,317

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED May 31, 2016 and 2015
	Year Ended May 31, 2015	Year Ended May 31, 2014
Cash Flows From Operating Activities:
Net income (loss)	$ 232,677	$ (574,350)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:

Depreciation	101,728	53,198
Interest charges related to debt discount	-	13,835
Write off of accrued interest receivable	15,994	-

Gain on revaluation of warrants	-	(108,600)
Equity items issued for services	61,500	247,300
(Gain) loss on sales of mining claims	-	206,500

Changes in assets and liabilities:
Increases (decreases) in taxes payable	(12,250)	2,924
Decrease (increase) in miscellaneous receivables	14,375	163
Increases (decreases) in accounts payable and accrued expenses	(50,672)	53,621

(Increase) decrease in inventories	-	31,228

Net cash consumed by operating activities	363,352	(74,181)

Cash Flows From Investing Activities:
Purchases of fixed assets	(2,422)	-
Purchase of mining claims	(50,000)
Net cash (consumed) by investing activities	(52,422)	-

Cash Flows From Financing Activities:
Proceeds from sales of stock subsidiaries	105,000	-
Repayment of debt	(76,814)	-
Payments on financing lease	(11,616)	(11,985)
Advances from officers and directors	15,000	113,825
Repayments of officer and director advances	(193,325)	(18,500)
Stock redemption	(25,000)	-

Net Cash provided by financing activities	(186,755	83,440
Net change in cash	124,175	9,259
Cash balance, beginning of year	22,121	12,862
Cash balance, end of year	$ 146,296	$ 22,121

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

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

The Company formed a subsidiary in Mexico (AIVN de Mexico) during 2013 to exploit mining claims it has acquired in the Mexican state of Baja, California.  The Company acquired an 85% interest in this subsidiary, which was later increased to 90%; the balance of the shares are owned by officers of the subsidiary.

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

b. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses, and notes payable, approximate their fair values at May 31, 2016.

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

May 31, 2016

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

h. Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense during the years ended May 31, 2016 or 2015.

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

l. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From formation (January 25, 2012) to May 31, 2016, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining claims, mapping, and assaying. Revenue had been realized beginning with the year ended May 31, 2014 from sales of product by AIVN de Mexico (see Note 5).  In addition, the Company realized property option payments for a net amount of $744,391 during the year ended May 31, 2016 and $60,000 during the year ended May 31, 2015 - see Note 6.

m. Investments in Mining Claims

Mining claims held for development are recorded at the cost of the claims, plus related acquisition costs. These costs will be amortized when extraction begins.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

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

As of May 31, 2016, none of the mine concessions met the requirements for proven reserves; development costs are therefore expensed.

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

Note 3. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2016, the Company issued 3,250,000 shares of Company stock, valued at $48,750, to its directors.

During the year ended May 31, 2015, the Company issued 1,250,000 shares (valued at $72,500) to its directors.

During the year ended May 31, 2016, the Company borrowed $5,000 from the Company president and his wife (see Note 8).  In addition, it received advances of $10,000 from one other director.  The Company repaid $90,375 to its president and $103,000 to two other directors during the year.

Note 14 provides additional information concerning transactions with related parties.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

Note 4. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its formation totaling $6,197,643, and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. This lack of liquidity raises substantial doubt about the ability of the Company to continue as a going concern.  Management's current plans to overcome this problem, the realization of which cannot be assured, include development of the Company's Mexican mining claims and securing financing to support these development plans.

Note 5. MINING CLAIMS

The main activity of the Company will be the exploitation of mineral resources from its mining claims. Since its inception, the Company has acquired mining claims, in both the U.S. and Mexico, and is currently exploring these claims and expects to begin exploiting them during the next year.  Mining began in June 2013 on a claim acquired by AIVN de Mexico and sales were realized from this activity during the years ended May 31, 2014 and 2015.  Licensing problems with this mine occurred early in 2014 and mining was suspended.  Resolution of these problems is expected shortly at which time the Company will resume mining at this claim.

Title to the 40 acre North Star claim has not been perfected.   The Company is pursuing the matter through legal means and expects resolution shortly.  As noted above, this claim was acquired August 2, 2012 in return for 50,000 shares of Company common stock, valued at $21,500.

Note 6. PROPERTY OPTION AGREEMENT

On April 1, 2009, the Company entered into a Property Option Agreement with Patriot Gold Corporation (“Patriot”) whereby Patriot could have acquired an undivided right in the Company’s patented Bruner claim, subject to an existing 2% net smelter return in favor of the prior property owners and a 1.5% net smelter return reserved by the Company. The option required annual payments to the Company ranging from $45,000 to $60,000, due on or before April 1 of each year, with a final payment of $1,185,000 due on or before April 1, 2016, for a total payment amount of $1,500,000. A payment of $60,000 was received during the year ended May 31, 2015. During the current year, Patriot transferred its option rights to a third party and the Company agreed to accept $744,391 from the third party in full settlement of the option.  The Company retained its right to a 1.5% net smelting return.

Note 7. NOTES PAYABLE

As part of the consideration for the acquisition of certain mining claims, the Company issued promissory notes, in addition, shareholders have made advances to the Company.  These are detailed below:

Claim	Current Portion	Long - Term	Term of Note

Equipment financing lease	$ 13,465	$ 2,331	Monthly payments of $1,175 are due through June 1, 2017; interest is at the rate of 6.55%

Convertible notes due to officer and directors	75,994	-	Notes are due on demand with interest at 16%
Total notes payable	$ 89,459	$ 2,331

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

The following is a table of payment requirements associated with this debt:

Fiscal Year Ended
May 31, 2017	$ 89,459
May 31, 2018	2,331
$129,790

Note 8.  CONVERTIBLE NOTES

The Company approved a $1,250,000 Convertible Note Issuance, convertible into Company common stock at $.20 per share.  Through May 31, 2014, the Company had borrowed $130,000 under promissory notes.  Subsequently, accrued interest of $15,994 was securitized, and repayments and conversions have reduced the outstanding balance to $75,994.  These remaining notes were not paid when due and are in default.  The remaining notes bear interest at 16%.

Note 9.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  In accordance with pronouncements of the FASB, these warrants were initially valued at $1,004,550 and have been classified as a liability.  They are periodically revalued by use of a Black Scholes valuation model.  Changes in the value are recorded on the statement of operations.  During the year ended May 31, 2015, the value was reduced by $108,600.  No adjustment was made during the year ended May 31, 2016.

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

During the year ended May 31, 2010, the Company modified the exercise price and extended the exercise period for the 1,500,000 options that remained outstanding at that time. In addition, 200,000 options were issued to new directors on September 29, 2009. These additional options have fully vested. The value of the modification and of the additional options has been expensed in the years the modification and grant occurred.

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

May 31, 2016

The fair value of options granted under these plans was estimated on the date of grant using a Black-Scholes valuation model.

The assumptions used in developing the fair value of options during the year ended May 31, 2015 were as follows:

Stock volatility	2.003%
Expected life	5 Years
Dividends	None
Risk free rate	0.79%

The following is a summary of options activity during the year ended May 31, 2015.  There were no options issued or exercised during the year ended May 31, 2016.

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Options outstanding and exercisable at May 31, 2014	2,900,000	$.21
Options granted during fiscal 2015	1,500,000.07
Options exercised or cancelled during fiscal 2015	-	-
Options outstanding and exercisable at May 31, 2015/16	4,400,000	$.16

Note 11. WARRANTS

There were 2,715,000 warrants outstanding at May 31, 2016, as detailed below:

Number of	Exercise	Weighted Life
Warrants	Price	(In Years)

2,715,000	$.125	1.06

Note 12. RENTALS UNDER OPERATING LEASES

The Company conducts its U.S. operations from the home of one of its officers. There is no rental agreement for the use of the office. If rent were charged, the amount would be insignificant.  Operations in Mexico are conducted without charge from the home of an employee.  If rent was charged, it would be insignificant.

The Company has no operating leases with no cancelable lease terms in excess of one year.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

Note 13. INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  An NOL of $3,700,374 had accumulated at May 31, 2016 on U.S. operations and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance. If not used, the carryforwards will expire as detailed below.

Year Ended May 31,	Amount

2018	$ 45,547
2019	72,578
2020	28,123
2021	124,157
2022	137,570
2023	80,079
2024	161,194
2025	217,636
2026	156,448
2027	55,133
2028	32,333
2030	8,065
2032	230,874
2033	1,605,369
2034	240,051
2035	505,217

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve decreased by $31,800 during the year ended May 31, 2016.

Total
Deferred Tax Assets	$ 555,056
Realization Allowance	(555,056)
Balance Recognized	$ -

The effective tax rate is as follows:

Statutory Federal Rate	15%
Effect of Valuation Allowance	(15%)
Effective Rate	0%

The financial statements include a charge for income tax of AIVN de Mexico for the year ended May 31, 2015, despite the fact that the Mexican company sustained losses during that year.  Costs incurred by the Mexican subsidiary included costs that were deductable for income tax purposes in Mexico and some that were not so deductable.  As a result, there was a taxable profit.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2016

Note 14. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

The Company made cash payments for interest of $5,842 and $30,707 during the years ended May 31, 2016 and 2015.  The Company did not make cash payments for income taxes during either of those years.

The following non-cash financing and investing activities took place during the year ended May 31, 2016.

The Company issued 4,100,000 shares of common stock for services during the year ended May 31, 2016.  These shares were valued at $61,500.

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

Balances at May 31, 2016 and 2015 are presented below:

	2016	2015	Net Change
Vehicles	$150,039	$150,039	$ -
Mining equipment	502,400	502,400	-
Office furniture and equipment	32,444	30,022	2,422
Total assets	684,883	682,461	2,422
Accumulated depreciation	363,027	261,299	101,728
Net Fixed Assets	$321,856	$421,162	$ 99,306

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

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our management has concluded that internal control over financial reporting was not effective as of May 31, 2016.

There were no changes in our internal controls over financial reporting during the fiscal period ended May 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal period ended May 31, 2016 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth the names and ages of each of the persons designated to become members of the Board of Directors and Executive Officers effective upon closing of the Share Exchange

Name	Age	Positions and Offices to be Held
Jack Wagenti Jose G. Garcia	79	Chairman, Chief Financial Officer; Secretary; Treasurer
Kevin Gillen	52	Chief Operating Officer
Frederick Dunne, Jr.	70	Director
Arthur deWitt Ackerman	74	Director

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

Jose Granados Garcia. (61) Mr. Garcia has more than 12 years of mining experience with a background in consulting, identification of viable properties, production projections and advisor in operations. Mr. Garcia formerly served as the vice president of U.S. Precious Metals Inc. (USPR), a publicly traded mining company, and president of U.S. Precious Metals de Mexico. Mr. Garcia Is Chief Executive Officer of American International Ventures, Inc. and its subsidiary Mega Mines, Inc.

Kevin Gillen. (52)  Mr. Gillen is a construction superintendent with over 25 years’ experience in the commercial and residential building industry.  Mr. Gillen has been Superintendent with Anderson Interior, Florida, since 2013. Mr. Gillen was Superintendent with Interstate Drywall Corporation from 2009 until 2013; he was previously General Foreman with that company from 1996 until 2005.

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

Item 11.  Executive Compensation.

The following table provides certain information for the fiscal periods ended May 31, 2016 and 2015 concerning compensation earned for services rendered in all capacities by our named executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack Wagenti, President	2015	0	0	$ 40,000	$ 60,000	0	0	0	$ 100,000
	2016	0	0	3,750	0	0	0	0	3,750
Kevin Gillen, COO	2015	0	0	0	0	0	0	0	$ 0
	2016	0	0	0	0	0	0	0	$ 0
Jose G. Garcia, CEO	2015	0	0	0	0	0	0	0	0
	2016	0	0	30,000	0	0	0	0	30,000

Employment Agreements

None.

Discussion of Director Compensation

Except for equity awards, the Company did not pay any director compensation during the fiscal periods ended May 31, 2016 and 2015. The Company may begin to compensate its directors at some time in the future.

OUTSTANDING EQUITY AWARDS AT MAY 31, 2016
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of August 10, 2016, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group as of such date. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 213,399,945 shares of common stock of the Company which are issued and outstanding as of May 31, 2016. Except as otherwise noted, the address for each party is 15122 Tealrise Way, Lithia, Florida 33547, the address of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner (1)	of Class
Common	Jack Wagenti (2)	28,126,949	13.18%

Common	Jose G. Garcia (3)	2,250,000	1.05%

Common	Kevin Gillen	250,000	0.117%

Common	Frederick R. Dunne, Jr.(4)	2,250,000	1.05%
Common	Arthur deWitt Ackerman(5)	5,150,000	2.41%

Common	Golds Gold Group LLC (6)	63,700,000	29.85%

Common (8)	Officers and Directors as a group (5 persons)	37,801,949	17.807%

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

(2) Mr. Wagenti is Chairman, and CFO of the Company. The amount includes 13,413,475 shares held by Mr. Wagenti’s spouse.

(3) Mr. Garcia Chief Executive Officer of American International Ventures, Inc. and Mega Mines, Inc.the parent Company’s subsidy.

4) Mr. Dunne is a Director of the Company.

(5) Mr. Ackerman is a Director of the Company.

(6) The address for Golds Gold Group LLC is 1 Mapp Street, 3rd Floor, Belize City, Belize.

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

During the year ended May 31, 2016, the Company issued 750,000 shares of Company stock valued at $11,250.

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

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the period ended May 31, 2016:

Fee Category	Period Ended 5/31/16	Period Ended 5/31/15
Audit Fees	$16,000	$30,000
Audit Related Fees
Tax Fees
All Other Fees
Total Fees	$16,000	$30,000

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibits required by Regulation S-K, Item 601.

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, incorporated by reference to Form 10SB12G filed November 8, 1999
3.2	By-laws, incorporated by reference to Form 10SB12G filed November 8, 1999
4.1	Stock Certificate Specimen, , incorporated by reference to Form 10SB12G filed November 8, 1999
4.2	Stock Option Plan, filed with Form 8-K/A on June 3, 2013
10.1	Share Exchange Agreement*
10.2	Property Option Agreement with Patriot Gold Corp.*
10.3	Daal LLC Agreement Golden Eagle *
10.4	Tucker White Agreement Golden Eagle *
10.5	Turner Ranch Agreement*
10.6	Gypsy Gold Mine Purchase Contract dated January 20 2014 by and between the Company and Gold Mining USA, Inc. filed with Form 8-K on February 8, 2014.
10.7	Gypsy/El Tule/Rich Gulch Gold Mining Claims Purchase Contract dated June 16, 2014 by and between the Company and Gold Mining USA, Inc. filed with Form 8-K on June 24, 2014.
10.8	Purchase Agreement with Mega Mines, Inc, dated October 15, 2015 filed with Form 8-K on October 23, 2015.
14	Code of Ethics, incorporated by reference to Form 10-K filed November 11, 2009
21.1	Subsidiaries
31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an exhibit to Form 8-K/A filed on November 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Registrant:	AMERICAN INTERNATIONAL VENTURES, INC.
By: /s/ Jose G. Garcia ___________________________________ Jose G. Garcia Principal Executive Officer Date: August 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arthur DeWitt Ackerman		August 29, 2016
Arthur DeWitt Ackerman	Director

/s/ Fred Dunne, Jr.		August 29, 2016
Fred Dunne, Jr.	Director

/s/ Jack Wagenti		August 29, 2016
Jack Wagenti	Chairman, Principal Financial Officer

/s/ Jose G. Garcia
Jose G. Garcia	Principal Executive Officer	August 29, 2016

Exhibit Table

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation, incorporated by reference to Form 10SB12G filed November 8, 1999
3.2	By-laws, incorporated by reference to Form 10SB12G filed November 8, 1999
4.1	Stock Certificate Specimen, , incorporated by reference to Form 10SB12G filed November 8, 1999
4.2	Stock Option Plan, filed with Form 8-K/A on June 3, 2013
10.1	Share Exchange Agreement*
10.2	Property Option Agreement with Patriot Gold Corp.*
10.3	Daal LLC Agreement Golden Eagle *
10.4	Tucker White Agreement Golden Eagle *
10.5	Turner Ranch Agreement*
10.8	Purchase Agreement with Mega Mines, Inc, dated October 15, 2016 filed with Form 8-K on October 23, 2015.
14	Code of Ethics, incorporated by reference to Form 10-K filed November 11, 2009
21.1	Subsidiaries
31.1	Certificate of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed as an exhibit to Form 8-K/A filed on November 9, 2012