Form 10-Q
period 2016-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2016-10-20
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2016
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 13, 2016: 213,399,945 shares of Common Stock, $.00001 par value.

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

11

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

11

Item 3. Defaults Upon Senior Securities.

11

Item 4. Mine Safety Disclosures.

11

Item 5. Other Information.

11

Item 6. Exhibits

11

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	August 31, 2016	May 31, 2016
ASSETS
Current Assets
Cash	$ 89,797	$ 146,296
Miscellaneous receivables	46,937	8,373
Total current assets	136,734	154,669

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	32,444	32,444
Total assets	684,883	684,883
Less accumulated depreciation	388,410	363,027
Net fixed assets	296,473	321,856

Other Assets
Investment in securities	6,380	6,380
Mining claims	911,707	911,707
Total other assets	918,087	918,087
TOTAL ASSETS	$ 1,351,294	$ 1,394,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 10,178	$ 13,465
Accounts payable and accrued expenses	154,601	98,578
Taxes payable	59,600	60,777
Advances from officers and directors	75,994	75,994
Total current liabilities	300,373	248,814

Long Term Liabilities
Long term portions of notes payable	2,331	2,331
Warrant liability	27,150	27,150

Total long term liabilities	29,481	29,481

Total Liabilities	329,854	278,295

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 213,399,945 and 211,649,945 shares, respectively	2,134	2,116
Additional paid in capital	7,378,190	7,345,580
Accumulated deficit	(6,318,124)	(6,197,643)
Total American International Ventures, Inc. stockholders’ equity	1,062,200	1,150,053
Non controlling interest	(40,760)	(33,736)
Total stockholders' equity	1,021,440	1,116,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,351,294	$ 1,394,612

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended August 31,
	2016	2015

Sales	$ 26,911	$ -
Cost of goods sold	22,364	-
Gross profit	4,547	-

Administrative expenses	131,816	59,212
Operating loss	(127,269)	(59,212)

Other Income and Expense:
Other income	4	-
Interest expense	(240)	(9,264)
Total other income (expense)	(236)	(9,264)

Net loss before taxes	(127,505)	(68,476)
Provision for income taxes	-	-
Net Loss	(127,505)	(68,476)

Net loss attributable to non controlling interest	(7,024)	(1,324)
Net loss attributable to American International Ventures, Inc.	(120,481)	(67,152)

Other comprehensive income:
Exchange rate changes	-	-
Attributable to non controlling interest	-	-
Net other comprehensive income	-	-
Total Comprehensive loss	$ (127,505)	$ (68,476)

Net Loss Per Share – basic and diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	212,867,336	214,888,532

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Month Periods Ended August 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$ (127,505)	$ (68,476)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Depreciation	25,383	25,581
Equity items issued for services	32,625	30,750

Changes in assets and liabilities:
Increases (decreases) in accounts payable and accrued expenses	56,023	(1,179)
Decreases in tax liability	(1,177)	(6,957)
(Increases) decreases in miscellaneous accounts receivable	(38,564)	958
Net cash consumed by operating activities	(53,215)	(19,323)

Cash Flows From Investing Activities	-	-

Cash Flows From Financing Activities:

Proceeds of shareholder loan	-	10,000
Payments on notes payable	(3,284)	(2,056)
Net Cash provided (consumed) by financing activities:	(3,284)	7,944

Effect on cash of exchange rate changes	-	-
Net change in cash	(56,499)	(11,379)

Cash balance, beginning of period	146,296	22,121
Cash balance, end of period	$ 89,797	$ 10,742

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of August 31, 2016 and for the three month periods ended August 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three month period ended August 31, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2017.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2016.

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

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception.  It also had a working capital deficiency at August 31, 2016 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  DEBT OBLIGATIONS

On August 31, 2014, the Company defaulted on its obligation for $25,000 of convertible notes.

5.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities.  They will be periodically revalued by use of a Black Sholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the three month periods ended August 31, 2016 and 2015, the value was not reduced.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2016

(Unaudited)

6. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	Shares	Amount

Balance May 31, 2016	211,649,945	$7,347,696
Shares issued for services	1,750,000	32,628
Balance August 31, 2016	213,399,945	$7,380,324

7. SUPPLEMENTARY CASH FLOW INFORMATION

There was $ 6,169 and $3,150, respectively, cash paid for interest during the three month periods ended August 31, 2016 and August 31, 2015; there was no cash paid for income taxes during either of the three month periods.

On June 16, 2014, the Company sold El Tule Canyon mining claim and the remainder of the Gypsy claim for 1,500,000 shares of restricted common stock of the buyer; these shares were valued at $1,500.  This brought to 6,500,000 the number of shares that were owned by the Company.  Subsequent sales reduced the number of share to 6,380,000.

8. WARRANTS

There were 2,715,000 warrants outstanding at August 31, 2016, as presented below:.

Number of Warrants	Exercise Price	Weighted Life (in Years)

2,715,000	$ .125	2.96

These warrants were principally issued for services.  They were valued using a Black Scholes valuation model.

9. RELATED PARTY TRANSACTIONS

During the three month period ended August 31, 2016, the Company issued 1,750,000 shares (valued at $.019) to its directors and officers.

Forward Looking Statements and Cautionary Statements .

Certain of the statements contained in this Quarterly Report on Form 10-Q include "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2016. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2016, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the three month period ended August 31, 2016, the Company had revenue of $26,911, compared with no revenue during the three month period of 2015.  These 2016 revenues were derived from mining activity of its subsidiary, AIVN de Mexico.  During the quarter ended August 31, 2016, AIVN de Mexico resumed mining operations, this time at newly acquired mining claims.  Cost of goods sold consisting of mining, milling and personnel costs was $22,364 during the three month period ended August 31, 2016.

Gross profit for the 2016 three month period was $4,547, compared with nothing in the 2016 period.

Administrative expenses for the three month period ended August 31, 2016 were $131,816 compared to $59,212 in the comparable period of 2015.  Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items.  Administrative costs for the current period were affected by government fees to permit the Company to begin mining in Mexico.

The Company had operating losses in both the three month period ended August 31, 2016 and the comparable period of the previous year.  The current loss is significantly higher than in the previous year, the result of the higher administrative expenses.

Interest expense in the current three month period was $240, compared with $9,264 in the comparable period of 2015.  Interest expense accrues on outstanding debt obligations and on credit card charges.  Debt obligations were higher in the 2015 period.

Net loss in the 2016 three month period was $127,505, compared with a net loss of $68,476 in the comparable period of 2015.  The unfavorable change is due to the higher administrative costs.

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

None of our properties or claims has proven or probable reserves and all of our activities undertaken and currently proposed are exploratory in nature, with the exception of production from our Mexican mining claims.

As of August 31, 2016, the Company had a working capital deficit of $163,639, compared with a working capital deficit of $94,145 as of May 31, 2016. The significant change is principally due to a reduction in our cash balance and an increase in accounts payable.

The Company has projected that its administrative overhead for the next 12 months will be approximately $185,000 which consists of accounting fees (including tax, audit and review) in the approximate amount of $45,000, legal fees in the approximate amount of $40,000, and miscellaneous expenses of $100,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur additional legal and accounting fees in order to effect acquisitions and share exchanges or a business combination transaction. The Company has no other capital commitments. To continue its business plan, the Company will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of expanding its mining operations in Mexico and finding a suitable business acquisition or combination candidate.

Please refer to the Company’s Form 10-K for the period ending May 31, 2016 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

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

b.    Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at August 31, 2016.

c.    Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three month period ended August 31, 2016, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.    Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three month period ended August 31, 2016.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were no shares of Company common stock purchased or sold during the three month period ended August 31, 2016.  There were 1,750,000 shares of common stock issued as compensation.

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

(a) Exhibits Furnished.

Exhibit #31.1 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #31.2 – Certification Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit #32    – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits contain information from our Quarterly Report on Form 10-Q for the quarter ended August 31, 2016 formatted in Extensible Business Reporting Language (XBRL):

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

Date:   October 20, 2016

12