Form 10-Q
period 2016-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2017-01-23
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30368

American International Ventures, Inc.

(Name of Small Business Issuer in its charter)

Delaware	22-3489463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15105 Kestrelglen Way Lithia, Florida	33547
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 17, 2017: 264,399,945 shares of Common Stock, $.00001 par value.

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

12

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

12

Item 3. Defaults Upon Senior Securities.

12

Item 4. Mine Safety Disclosures.

12

Item 5. Other Information.

12

Item 6. Exhibits

12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	November 30, 2016	May 31, 2016
ASSETS
Current Assets
Cash	$ 52,636	$ 146,296
Miscellaneous receivables	60,559	8,373
Total current assets	113,195	154,669

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	32,444	32,444
Total assets	684,883	684,883
Less accumulated depreciation	413,792	363,027
Net fixed assets	271,091	321,856

Other Assets
Investment in securities	6,380	6,380
Mining claims	1,181,707	911,707
Deferred interest	16,891	-
Total other assets	1,204,978	918,087
TOTAL ASSETS	$ 1,589,264	$ 1,394,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 209,173	$ 13,465
Accounts payable and accrued expenses	150,764	98,578
Taxes payable	54,464	60,777
Advances from officers and directors	75,994	75,994
Total current liabilities	490,395	248,814

Long Term Liabilities
Long term portions of notes payable	-	2,331
Warrant liability	27,150	27,150

Total long term liabilities	27,150	29,481

Total Liabilities	517,545	278,295

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 266,649,945 and 211,649,945 shares, respectively	2,664	2,116
Additional paid in capital	7,665,657	7,345,580
Accumulated deficit	(6,535,529)	(6,197,643)
Total American International Ventures, Inc. stockholders’ equity	1,132,792	1,150,053
Non controlling interest	(61,073)	(33,736)
Total stockholders' equity	1,071,719	1,116,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,589,264	$ 1,394,612

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended November 30,		Six Month Periods Ended November 30,

	2016	2015	2016	2015
Sales	$ 21,165	$ -	$ 48,076	$ -
Cost of goods sold	24,263	-	46,627	-
Gross profit (loss)	(3,098)	-	1,449	-

Administrative expenses	234,183	55,537	365,999	114,749
Operating income (loss)	(237,281)	(55,537)	(364,550)	(114,749)

Other Income and Expense:
Gain (Loss) on sale of mining rights	-	719,398	-	719,398
Other income	858	-	862	-
Interest expense	(1,296)	17,201	(1,536)	7,937
Total other income (expense)	(438)	736,599	(674)	727,335

Net Profit (loss) before taxes	(237,719)	681,062	(365,224)	612,586

Net Profit (Loss)	(237,719)	681,062	(365,224)	612,586

Net (Profit) loss attributable to noncontrolling interests	20,313	(299)	27,337	1,025
Net (profit) loss attributable to American International Ventures, Inc.	$ (217,406)	$ 681,361	$ (337,887)	$ 611,561

Net Profit (Loss) per share - Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Number of Shares Outstanding	229,034,560	214,999,945	220,906,776	214,943,934

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Month Periods Ended November 30,
	2016	2015

Cash Flows From Operating Activities:
Net Profit (Loss)	$ (365,224)	$ 612,586
Adjustments to reconcile net profit (loss) to net cash provided (consumed) by operating activities:
Charges and credits not requiring cash:
Depreciation	50,765	50,963
Equity items issued for services	32,625	31,775
Amortization of deferred interest	1,109	-
Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	52,186	(45,915)
Decrease (increase) in miscellaneous receivables	(52,186)	741
Increase (decrease) in taxes payable	(6,313)	(5,384)

Net cash provided (consumed) by operating activities	(287,038)	644,766

Cash Flows From Investing Activities:
Purchases of fixed assets	-	(2,421)

Net cash consumed by investing activities	-	(2,421)

Cash Flows From Financing Activities:

Payments on notes payable	(6,622)	(181,331)
Short term loan proceeds	200,000	-

Net Cash provided (consumed) by financing activities	193,378	(181,331)

Net change in cash	(93,660)	461,014

Cash balance, beginning of period	146,296	22,121

Cash balance, end of period	$ 52,636	$ 483,135

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of November 30, 2016 and for the six month periods ended November 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the six month period ended November 30, 2016 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2017.

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

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception.  It also had a working capital deficiency at November 30, 2016 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  DEBT OBLIGATIONS

On August 31, 2014, the Company defaulted on its obligation for $60,000 of convertible notes.

5.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities.  They will be periodically revalued by use of a Black Sholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the six month periods ended November 30, 2016 and 2015, the value was not reduced.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2016

(Unaudited)

6. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	Shares	Amount

Balance May 31, 2016	211,649,945	$7,347,696
Shares issued for services	1,750,000	32,628
Shares issued for mining claims	50,250,000	270,000
Shares issued for loan inducement	3,000,000	18,000
Balance November 30, 2016	266,649,945	$7,668,324

7. SUPPLEMENTARY CASH FLOW INFORMATION

There was $ 426 cash paid for interest during the six month period ended November 30, 2016 and there was no cash paid for interest during the six month period ended November 30, 2015.  There was no cash paid for income taxes during either of the six month periods.

There were shares of common stock issued in non-cash transactions during the 2016 and 2015 periods, as follows:

	2016		2015
	Shares	Amount	Shares	Amount
Shares issued for service	1,750,000	$ 32,628	-	-
Shares issued for mining claims	50,250,000	270,000	2,050,000	$30,750
Shares issued for loan inducement	3,000,000	18,000	-	-

8. WARRANTS

There were 2,715,000 warrants outstanding at November 30, 2016, as presented below:

Number of Warrants	Exercise Price	Weighted Life (in Years)

2,715,000	$ .125	1.63

These warrants were principally issued for services.  They were valued using a Black Scholes valuation model.

9. RELATED PARTY TRANSACTIONS

During the six month period ended November 30, 2016, the Company issued 1,750,000 shares (valued at $32,628) to its directors and officers.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the six month period ended November 30, 2016, the Company had revenue of $48,076, compared with no revenue during the six month period of 2015.  These 2016 revenues were derived from mining activity of its subsidiary, AIVN de Mexico.  Cost of goods sold consisting of mining, milling and personnel costs was $46,627 during the six month period ended November 30, 2016.

Gross profit for the 2016 six month period was $1,449, compared with nothing in the 2015 period.

Administrative expenses for the six month period ended November 30, 2016 were $365,999 compared to $114,749 for the comparable period of 2015.  Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items.  The sharp increase in administrative costs for the current period is due principally to the resumption of mining activities.

The Company had an operating loss in the 2016 six month period of $364,550, compared with an operating loss of $114,749 for the comparable period of 2015.  The improvement is primarily due to the explanations provided above.

Interest expense in the current six month period was $1,536, compared with a gain of $7,937 in the comparable period of 2015.  Interest expense accrues on outstanding debt obligations and on credit card charges, which were higher in the 2016 period.  The gain realized in the 2015 period was the result of forgiveness by two directors of interest that had previously accrued on loans they had made to the Company.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.   There was no liability reduction in either the 2016 six month period or in the 2015 period.

The Company did not have other income during the six months ended November 30, 2016.  In the comparable period of 2015, the Company had other income of $719,398 from the sale of its Bruner mining claim.

The Company experienced a net loss of 365,224 during the 2016 six month period, compared with net profit of $612,586, the difference being profit from the 2015 sale of the Bruner mining rights.

During the three month period ended November 30, 2016, the Company had revenue, of $24,165 from its Mexican mining operations.   There was no revenue in the comparable 2015 three month period.  The 2016 revenues were derived from mining activity of the Company subsidiary, AIVN de Mexico. Cost of goods sold, consisting of mining, milling and personnel costs, was $24,263 during the three month period ended November 30, 2016.

There was a gross loss for the 2016 three month period of $3,098.

Administrative expenses for the three months ended November 30, 2016 were $234,183 compared to $55,537 for the comparable period of 2015. Administrative expenses consist primarily of consulting fees, director awards and other services compensated principally with equity items. The sharp increase in administrative costs for the current period is due primarily to a resumption of mining in Mexico.

The Company had an operating loss in the current three month period of $237,281, compared with an operating loss of  $55,537 for the comparable period in 2015. The increase is primarily due to the factors described above.

Interest expense in the current three month period was $1,296, compared with a gain of $17,201 in the comparable period of 2015. Interest expense accrues on outstanding debt obligations.  As explained above, the gain realized in the 2015 period was principally the result of forgiveness by two directors of interest that had previously accrued on loans they had made to the Company.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.  There was no liability reduction in either of the 2016 or 2015 periods.

Net loss during the current three month period was $237,719, compared with a net profit of $681,062 in the comparable period of 2015.  The unfavorable change is primarily due to a $719,398 profit on the 2015 sale of the Bruner mining claim.

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

As of November 30, 2016, the Company had a working capital deficit of $377,200, compared with a working capital deficit of $94,145 as of May 31, 2016. The significant deterioration is principally due to an  increase in short term borrowing.

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

h.    Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three month period ended November 30, 2016.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were no shares of Company common stock sold during the three month period ended November 30, 2016.

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

Date:   January 23, 2016

13