Form 10-Q
period 2017-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2017-04-19
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2017
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 11, 2017: 264,399,945 shares of Common Stock, $.00001 par value.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Item 4. Controls and Procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Mine Safety Disclosures.

Item 5. Other Information.

Item 6. Exhibits

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (Unaudited)
	February 28, 2017	May 31, 2016
ASSETS
Current Assets
Cash	$ 26,608	$ 146,296
Miscellaneous receivables	88,109	8,373
Total current assets	114,717	154,669

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	32,444	32,444
Total assets	684,883	684,883
Less accumulated depreciation	439,175	363,027
Net fixed assets	245,708	321,856

Other Assets
Investment in securities	6,380	6,380
Mining claims	1,181,707	911,707
Deferred interest	12,353	-
Total other assets	1,200,440	918,087
TOTAL ASSETS	$ 1,560,865	$ 1,394,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 205,780	$ 13,465
Accounts payable and accrued expenses	152,119	98,578
Taxes payable	56,159	60,777
Advances from officers and directors	75,994	75,994
Total current liabilities	490,052	248,814

Long Term Liabilities
Long term portions of notes payable	-	2,331
Warrant liability	27,150	27,150
Total long term liabilities	27,150	29,481
Total Liabilities	517,202	278,295

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 266,649,945 and 211,649,945 shares, respectively	2,664	2,116
Additional paid in capital	7,665,657	7,345,580
Accumulated deficit	(6,562,932)	(6,197,643)
Total American International Ventures, Inc. stockholders’ equity	1,105,389	1,150,053
Non controlling interest	(61,726)	(33,736)
Total stockholders' equity	1,043,663	1,116,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,560,865	$ 1,394,612

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended February 28 and 29,		Nine Month Periods Ended February 28 and 29,
	2017	2016	2017	2016
Sales	$ -	$ -	$ 48,076	$ -
Cost of goods sold	12,317	-	58,944	-
Gross profit (loss)	(12,317)	-	(10,868)	-

Administrative expenses	43,123	292,933	409,122	407,682
Operating loss	(55,440)	(292,933)	419,990	(407,682)

Other Income and Expense:
Other income	1,172	12	2,034	12
Royalty income	32,388	-	32,388	-

Gain (loss) on sales of mining rights	-	-	-	719,398

Interest expense	(5,842)	(780)	(7,378)	7,157
Total other income (expense)	27,718	(768)	27,044	726,567

Net income (loss) before taxes	(27,722)	(293,701)	(392,946)	318,885
Provision for income taxes	-	-	-	-

Net Loss	(27,722)	(293,701)	(392,946)	318,885

Net income ( loss) attributable to noncontrolling interests	653	(1,153)	27,990	(2,178)
Net income (loss) attributable to American International Ventures, Inc.	$ (27,069)	$ (294,854)	$ (364,956)	$ 316,707

Net income (loss) Per Share – Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Number of Shares Outstanding	266,649,945	216,444,389	235,904,507	212,344,389

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Month Periods Ended February 28 and 29,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$ (392,946)	$ 318,885
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not requiring the use of cash:
Depreciation	76,148	76,345
Gain on sale of securities	-	-
Equity items issued for services	32,625	60,750
Gain on sale of mining claim	-	-
Amortization of deferred interest	5,314-	-

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	53,541	(70,716)
Decreases in taxes payable	(4,618)	(7,804)
Decrease(increase) in miscellaneous receivables	(79,736)	1,575

Net cash consumed by operating activities	(309,672)	379,035

Cash Flows From Investing Activities:
Purchases of fixed assets	-	(2,421)
Investment in mining claims	-	(50,000)

Net cash consumed by investing activities	-	(52,421)

Cash Flows From Financing Activities:
Contributions to paid in capital	-	105,000
Short term loan proceeds	200,000	-
Payments on notes payable	(10,016)	(81,382)
Repayment of advances from officers and directors	-	(124,331)

Net Cash provided by financing activities	189,984	(100,713)

Net change in cash	(119,688)	225,901

Cash balance, beginning of period	146,296	22,121

Cash balance, end of period	$ 26,608	$ 248,022

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2017

(Unaudited

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of February 28, 2017 and for the nine month periods ended February 28, 2017 and February 29. 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the nine month period ended February 28, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2017.

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

On May 3, 2013, the Company formed a subsidiary in Baja, California.  It remained inactive until June 1, 2013 at which time it became operational, on a limited basis.  A pilot plant is operational at the present time.

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception.  It also had a working capital deficiency and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  DEBT OBLIGATIONS

On May 31, 2016, the Company defaulted on its obligation for $75,994 of convertible notes.

5.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  In accordance with pronouncements of the Financial Accounting Standards Board, these warrants have been classified as liabilities.  They are periodically revalued by use of a Black Sholes valuation model.  Changes in the value will be recorded on the statement of operations.  During the nine month periods ended February 28, 2017 and February 29, 2016, the value was not reduced.

6. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

	Shares	Amount

Balance May 31, 2016	211,649,945	$7,347,696
Shares issued for services	1,750,000	32,628
Shares issued for mining claims	50,250,000	270,000
Shares issued for loan inducement	3,000,000	18,000
Balance February 28, 2017	266,649,945	$7,668,321

7. SUPPLEMENTARY CASH FLOW INFORMATION

There was no cash paid for interest during the nine month period ended February 28, 2017 and there was no cash paid for interest during the nine month period ended February 29, 2016.  There was no cash paid for income taxes during either of the nine month periods.

There were shares of common stock issued in non-cash transactions during the 2017 and 2016 periods, as follows:

	2017		2016
	Shares	Amount	Shares	Amount
Shares issued for service	1,750,000	$ 32,628	-	-
Shares issued for mining claims	50,250,000	270,000	2,050,000	$30,750
Shares issued for loan inducement	3,000,000	18,000	-	-

8. WARRANTS

There were 2,715,000 warrants outstanding at February 28, as presented below:

Number of Warrants	Exercise Price	Weighted Life (in Years)

2,715,000	$ .125	1.63

These warrants were principally issued for services.  They were valued using a Black Scholes valuation model.

9. RELATED PARTY TRANSACTIONS

During the nine month period ended February 28, 2017, the Company issued 1,750,000 shares (valued at $32,628) to its directors and officers.

The Company purchased Mega Mines LLC on December 1, 2016 for forty-five million shares. Mega Mines LLC has eight mining concessions in Mexico.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended February 28, 2017 and February 29, 2016

During the nine month period ended February 28, 2017, the Company had revenue of $48,076, compared with no revenue during the nine month period of 2016.  These 2017 revenues were derived from mining activity of its subsidiary, AIVN de Mexico.  Cost of goods sold consisting of mining, milling and personnel costs was $58,944 during the nine month period ended February 28, 2017.

There was a gross loss during the 2017 nine month period of $10,868, compared with nothing in the 2016 period.

Administrative expenses for the nine month period ended February 28, 2017 were $409,122 compared to $407,682 for the comparable period of 2016.  Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items.  The modest increase in administrative costs for the current period is due principally to the resumption of mining activities.

The Company had an operating loss in the 2017 nine month period of $419,990, compared with an operating loss of $407,682 for the comparable period of 2016.  The increased loss is primarily due to the explanations provided above.

Interest expense in the current nine month period was $(7,378), compared with $7,157 in the comparable period of 2016.  Interest expense accrues on outstanding debt obligations and on credit card charges, which were higher in the 2017 period.   The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.   There was no liability reduction in either the 2017 nine month period or in the 2016 period.

The Company had royalty income of $32,380 during the nine months ended February 28, 2017 and none during the comparable 2016 period.

The Company experienced a net loss of $392,946 during the 2017 nine month period, compared with a net profit of $318,885 in the 2016 nine month period.

Three Months Ended February 28, 2017 and 2016

During the three month periods ended February 28, 2017 and February 29, 2016, the Company did not have revenue.  Cost of goods sold, consisting of mining, milling and personnel costs, was $12,317 during the three month period ended February 28, 2017.

There was a gross loss for the 2017 three month period of $12,317.

Administrative expenses for the three months ended February 28, 2017 were $43,123 compared to $292,933 for the comparable period of 2016. Administrative expenses consist primarily of consulting fees, director awards and other services compensated principally with equity items. Director awards usually occur once a year and in 2016 they occurred in the quarter ended February 29, 2016.

The Company had an operating loss in the current three month period of $55,440, compared with an operating loss of $292,933 for the comparable period in 2016. The change is due to the factors described above.

Interest expense in the current three month period was $5,842, compared with $780 in the comparable period of 2016. Interest expense accrues on outstanding debt obligations and credit card charges.

The Company has a warrant issuance that is considered a derivative security.  The Company realizes income from reductions in its liability for these warrants.  There was no liability reduction in either of the 2017 or 2016 three month periods.

Net loss during the current three month period was $27,722, compared with a net loss of $293,701 in the comparable period of 2016.  The favorable change is due to the reduced administration cost noted above.

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

None of our properties or claims has any proven or probable reserves.

As of February 28, 2017, the Company had a working capital deficit of $375,345, compared with a working capital deficit of $94,205 as of February 29, 2016.  The significant increase is due to the opening of the pilot plant and a $200,000 increase in borrowing to support operations.

The Company has projected that its administrative overhead for the next 12 months will be approximately $265,000 which consists of accounting fees (including tax, audit and review) in the approximate amount of $155,000, legal fees in the approximate amount of $10,000, and miscellaneous expenses of $100,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur additional legal and accounting fees in order to effect acquisitions and share exchanges or a business combination transaction. The Company has no other capital commitments. To continue its business plan, the Company will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, it will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

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

b.       Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at February 28, 2017

c.    Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three and nine month periods ended February 28, 2017, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.    Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the nine month period ended February 28, 2017.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were no shares of Company common stock sold during the nine month period ended February 28, 2017.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

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

AMERICAN INTERNATIONAL VENTURES, INC.

(Registrant)

By:  /s/ Jack Wagenti

/s/ Jose Garcia, CEO

       ____________________________________

__________________________________

       Jack Wagenti

Jose Garcia, CEO

       Chief Financial Officer

Chief Executive Officer

       (Principal Financial Officer)

(Principal Executive Officer)

Date:   April 10, 2017