Form 10-K/A
period 2007-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2017-07-03
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB /A

Amendment No. 2

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2007

Commission File Number 0-30368

American International Ventures, Inc.

Delaware	22-3489463
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15105 Kestrelglen Way Lithia, Florida

 (Address of principal executive offices)

(813) 260-2866

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

(1)  [X] Yes       [   ]    No

(2)  [X] Yes       [   ]    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

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

Explanatory Note

American International Ventures, Inc., a Delaware corporation, (the "Company"), is making this Amendment No. 2 to its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007, solely to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2007 (filed with the Securities and Exchange Commission on September 13, 2007), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 2 to its Annual Report on Form 10-KSB, the Company confirms that it is not, nor has it ever been, a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

Item 13. Exhibits and Reports on Form 8-K

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

(Registrant)

Dated: July 3, 2017

By:  /s/ Jack Wagenti

/s/ Jose Garcia, CEO

       ____________________________________

__________________________________

       Jack Wagenti

Jose Garcia, CEO

       Chief Financial Officer

Chief Executive Officer

       (Principal Financial Officer)

(Principal Executive Officer)