Form 10-K/A
period 2008-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2017-07-03
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB /A

Amendment No 1

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

Explanatory Note

American International Ventures, Inc., a Delaware corporation, (the "Company"), is making this Amendment No. 1 to its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008, solely to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Annual Report on Form 10-KSB for the fiscal year ended May 31, 2008 (filed with the Securities and Exchange Commission on August 28, 2008), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 1 to its Annual Report on Form 10-KSB, the Company confirms that it is not, nor has it ever been, a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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