Form 10-Q/A
period 2008-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2017-07-11
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

American International Ventures, Inc., a Delaware corporation, (the "Company"), is making this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended November 30, 2008 to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Quarterly Report on Form 10-QSB for the quarter ended November 30, 2008 (filed with the Securities and Exchange Commission on January 13, 2009), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 1 to its Quarterly Report on Form 10-QSB, the Company confirms that it is not, nor has it ever been, a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  In addition, the company has corrected the title of the report from 10-QSB to 10-Q to conform to the original filing, and inserted the paragraph regarding Interactive Data Files which was accidentally omitted.

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

Dated: July 6, 2017

By:  /s/ Jack Wagenti

/s/ Jose Garcia, CEO

       ____________________________________

__________________________________

       Jack Wagenti

Jose Garcia, CEO

       Chief Financial Officer

Chief Executive Officer

       (Principal Financial Officer)

(Principal Executive Officer)