Form 10-K/A
period 2009-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2017-07-11
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K /A

Amendment No 2

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

Common Stock $.00001 par value

Title of Class

Indicate by check mark if the registrant is a well known seasoned issuer. [  ] Yes [X] No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

(1)  [X] Yes       [   ]    No

(2)  [X] Yes       [   ]    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ). [  ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

Explanatory Note

American International Ventures, Inc., a Delaware corporation, (the "Company"), is making this Amendment No. 2 to its Annual Report on Form 10-K for the fiscal year ended May 31, 2009 to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (filed with the Securities and Exchange Commission on December 24, 2009), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 2 to its Annual Report on Form 10-K, the Company confirms that it is not, nor has it ever been, a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  In addition, the company has corrected the paragraph regarding Interactive Data Files in which both ‘yes’ and ‘no’ had accidentally been checked to read ‘no’.  As a small business, the company had not yet elected to provide interactive data files and was not yet required to do so.

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