Form 10-Q/A
period 2009-08-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2017-07-11
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 2

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

Common Stock

--------------

(Title of Class)

Indicate  by check  mark  whether  the  registrant  (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities  Exchange Act of 1934 during the  proceeding  12 months and (2) has been  subject to such filing requirements for the past 90 days. (1)  Yes [X] No: [   ] (2) Yes  [X]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ) [   ]  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.          [X] smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes: [  ]    No: [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of  October 9, 2009 is 19,345,044 shares of Common Stock, $.00001 par value.

Explanatory Note

American International Ventures, Inc., a Delaware corporation, (the "Company"), is making this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended August 31, 2009, solely to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Quarterly Report on Form 10-Q for the quarter ended August 31, 2009 (filed with the Securities and Exchange Commission on October 14, 2009), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 2 to its Quarterly Report on Form 10-Q, the Company confirms that it is not, nor has it ever been, a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).

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