Form 10-K/A
period 2011-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2017-07-11
CIK 5656

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

[  ] Yes No  [X]

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

Explanatory Note

American International Ventures, Inc., a Delaware corporation, (the "Company"), is making this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended May 31, 2011 to correct a typographical error the Company made when the Company erroneously checked the "Yes" box on the cover of its Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (filed with the Securities and Exchange Commission on September 13, 2011), erroneously indicating that the Company was a shell company.  In checking the box that the Company is not a shell company in this Amendment No. 1 to its Annual Report on Form 10-K, the Company confirms that it is not, nor has it ever been, a shell company (as defined in Rule 405 of the Securities Act of 1933, as amended, and in Rule 12b-2 of the Securities Exchange Act of 1934, as amended).  In addition, the company has corrected the paragraph regarding Interactive Data Files in which both ‘yes’ and ‘no’ had accidentally been checked to read ‘no’.  As a small business, the company had not yet elected to provide interactive data files and was not yet required to do so.

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