Form 10-K
period 2017-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2018-03-21
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended May 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to

Commission File Number 000-30368

AMERICAN INTERNATIONAL VENTURES, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	22-3489463
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.

15105 Kestrelglen Way, Lithia, Florida 33547

(Address of Principal Executive Offices) (Zip Code)

813-260-2866

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock $.00001 par value

Indicate by check mark if the registrant is a well known seasoned issuer         Yes            X No

Indicate by check mark is the registrant is not required to  file reports pursuant to Section 13 or 15 (d) of the Exchange Act: ____

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.

(1)X Yes   ___No  (2) X  Yes    ___No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.. X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes      X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

  Large accelerated filer___Accelerated filer  ___

  Non-accelerated filer___(Do not check if a smaller reporting companySmaller reporting Company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). __Yes       X No

As of July 19, 2017, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $14,810,678. This calculation is based upon the last trade of $0.065 of the common stock on July 19, 2017. The number of shares outstanding of the registrant's class of common stock on July 19, 2017 was 276,149,945 shares.

EXPLANATORY NOTE

American International Ventures Inc. (“AIVN”) previously filed audited quarterly and annual reports up to and including the quarterly period ended February 28, 2017.

Commencing with Form 10-K for annual period ended May 31, 2017, AIVN has filed unaudited voluntary filings of quarterly and annual reports.

AMERICAN INTERNATIONAL VENTURES, INC.

FORM 10-K

For the Fiscal Year Ended May 31, 2016

Table of Contents

PART I4

Item 1. Business4

Item 1A. Risk Factors.13

Item 1B.  Unresolved Staff Comments25

Item 2.  Properties.25

Item 3.  Legal Proceedings.25

Item 4.  Mine Safety Disclosures.26

PART II26

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.26

Item 6. Selected Financial Data.28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.28

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.30

Item 8. Financial Statements31

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.45

Item 9A. Controls and Procedures46

Item 9B. Other Information.46

PART III47

Item 10.  Directors. Executive Officers. Promoters and Control Persons.47

Item 11.  Executive Compensation.48

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.49

Item 13. Certain Relationships and Related Party Transactions.50

Item 14.  Principal Accounting Fees and Services.50

PART IV51

Item 15. Exhibits, Financial Statement Schedules.51

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

As reported in our Form 8-K filed March 15, 2013,  effective March 13, 2013, AIVN executed a lease agreement to conduct mining operations and other related activities on approximately 24 hectors, at the plot number 28 Northwest of Ejido 18 de Marzo, in the city of Ensenada, Baja California, Mexico. Effective March 7, 2013, AIVN incorporated a variable capital corporation in the city of Tijuana, Baja California, Mexico, by the name of AIVN de Mexico the registrant’s treating said incorporation of AIVN de Mexico as a subsidiary. The primary purpose of said creation of AIVN de Mexico shall be to conduct mining operations and other related activities. We began searching for drilling operations with our pilot plant in May 2013.

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

On December 2, 2016, AIVN purchased Mega Mines LLC forty-five million common shares.

The List of gold mining Concessions in the name of Mega Mines LLC located in the State of Michoacán,

Mexico:

NameConcession No.     Hectares

LA BONDAD054-08849         200

EL RINCON 1232351200

EL RINCON 2233553275

LA HUERTA054-08883510

LA CARRETA236305207

CTUZ DEL SUR 1223881500

LOBOS2229622468

LA PERLA243146200

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

We currently have four full time employees located in Mexico, including the President of our Mexican subsidiary, and three-part time employees in the United States consisting of our Chief Executive Officer, President and Chief Operating Officer.

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

There are numerous uncertainties inherent in estimating quantities of mineralized material such as gold and silver, including many factors beyond our control and no assurance can be given that the recovery of mineralized material will be realized. In general, estimates of mineralized material are based upon a number of factors and assumptions made as of the date on which the estimates were determined, including:

geological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies;

the judgment of the engineers preparing the estimates;

estimates of future metals prices and operating costs;

the quality and quantity of available data;

the interpretation of that data; and

the accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

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

Exploration for and the production of minerals is highly speculative and involves greater risk than many other businesses. Many exploration programs do not result in the discovery of mineralization, and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined. Our operations are, and any future development or mining operations we may conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and development of mineral properties, such as, but not limited to:

Economically insufficient mineralized material;

Fluctuation in production costs that make mining uneconomical;

Labor disputes;

Unanticipated variations in grade and other geologic problems;

Environmental hazards;

Water conditions;

Difficult surface or underground conditions;

Industrial accidents;

Metallurgic and other processing problems;

Mechanical and equipment performance problems;

Failure of pit walls or dams;

Unusual or unexpected rock formations;

Personal injury, fire, flooding, cave-ins and landslides; and

Decrease in the value of mineralized material due to lower gold or silver prices.

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

Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may:

require significant capital outlays;

materially affect the economics of a given property;

cause material changes or delays in our intended activities; and

potentially expose us to lawsuits.

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

The United States Securities and Exchange Commission (the “SEC”) has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

that a broker or dealer approve a person’s account for transactions in penny stocks, and

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

obtain financial information and investment experience objectives of the person, and

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

sets forth the basis on which the broker or dealer made the suitability determination and

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

1% of the total number of securities of the same class then outstanding; or

the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

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

Historically, the SEC staff has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies. The SEC has codified and expanded this position in the amendments discussed above by prohibiting the use of Rule 144 for resale of securities issued by any shell companies (other than business combination related shell companies) or any issuer that has been at any time previously a shell company. The SEC has provided an important exception to this prohibition, however, if the following conditions are met:

The issuer of the securities that was formerly a shell company has ceased to be a shell company,

The issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act,

The issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

At least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

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

During the period ended May 31, 2016, we did not conduct mining operations nor maintain any mining properties in the US.  Consequently, we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the period ended May 31, 2016.

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

Quarterly Period	High	Low
Fiscal year ended May 31, 2015:
First Quarter	$0.05	$0.03
Second Quarter	$0.025	$0.015
Third Quarter	$0.0126	$0.01
Fourth Quarter	$0.025	$0.0186

Fiscal year ended May 31, 2016:
First Quarter	$0.025	$0.015
Second Quarter	$0.025	$0.0162
Third Quarter	$0.0137	$0.0137
Fourth Quarter	$0.0200	$0.0150

Fiscal year ending May 31, 2017:
First Quarter	$0.05	$0.0302

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

Equity Compensation Plan Information

On March 23, 2012, the Company’s Board of Directors approved the 2012 Stock Option Plan (the “Plan”), which was approved by the shareholders on November 9, 2012. Members of the Board of Directors each received five hundred thousand (500,000) options to purchase Company common stock at an option price of $0.36 for a total of one million five hundred thousand shares (1,500,000).

Recent Sales of Unregistered Equity Securities.

During the twelve months ending May 31, 2016, we issued 1,500,000 shares of common stock as follows:

1,250,000 common shares to our three Directors & Officers for services rendered in fiscal year 2016.

250,000 common shares as compensation to an unrelated party.

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

Results of Operations.

Revenue

The Company had $168,798 of revenue during the year ended May 31, 2017, but no revenue during the year ended May 31, 2016.  Mining operations were suspended early in the 2015 fiscal year and the Company began extracting minerals for test purposes during the 2017 year.  These extractions have been limited in scope and amount.

Cost of Goods Sold

Cost of goods sold, which relates to the minerals extracted for test purposes, was $255,513 in the 2017 year.  There was no such cost in the 2016 year when there was no extraction activity.

Operating expenses

We incurred operating expenses in the amount of $398,216 during the year ended May 31, 2017, whereas we incurred $517,005 during the year ended May 31, 2016. The reduction of expenses reflects reduced executive and director compensation, partially offset by increases in other areas.

Interest Expense

Interest expense for the year ended May 31,2017 and for the year ended May 31, 2016 was $27,383 and $7,144, respectively.  This sharp increase is the result of a correction of a prior accrual.

Provision for Income Taxes

Although the Company realized net income during the year ended May 31, 2016, losses incurred during the year ended May 31, 2017 and in previous years are available to be carried forward and offset against U.S. taxable income; consequently, no provision was required for U.S. income taxes.

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

The Company realized a gain during the year ended May 31, 2016 of $744,000 on the sale of the mining claim

Net Loss

The Company realized a net loss of $483,615 in the year ended May 31, 2017 compared to net income of $220,269 in the year ended May 31, 2016.

Liquidity and Capital Resources

As shown in the accompanying financial statements, except for the results of the year ended May 31, 2016, we have experienced losses since inception (January 25, 2012), and we have had, except for the results of the 2016 year, recurring negative cash flows from operations; and presently we do not have sufficient resources to accomplish our objectives during the next twelve months.

As of May 31, 2017, we had total assets of $1,856,418, including net fixed assets of $220,326, and mining claims of $1,286,707.  Our current liabilities totaled $156,754; our long term debt was nil; and there was a $27,150 warrant liability; stockholders' equity amounted to $1,672,514.

In our audited financial statements for the fiscal year ended May 31, 2017, contained in our Annual Report on Form 10-K, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, and to sell some or all of our assets.

There is no assurance that commercially viable mineral deposits exist in sufficient amounts in our areas of exploration to justify exploitation. Further exploration will be required before a final evaluation as to the economic and legal feasibility of the mining rights we own can occur. Because we are still in an exploration stage, we have limited revenue and, except for the results of the year ended May 31, 2016, have had only losses since our inception. We have made no commitments for capital expenditures over the next 12 months.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS
	May 31, 2017	May 31, 2016
ASSETS
Current Assets
Cash	$ 232,859	$ 146,296
Miscellaneous receivables	110,146	8,373
Inventories	-	-
Total current assets	343,005	154,669

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	32,444	32,444
Total assets	684,883	684,883
Less accumulated depreciation	464,557	363,027
Net fixed assets	220,326	321,856

Other Assets
Investment in securities	6,380	6,380
Mining claims	1,286,707	911,707
Total other assets	1,293,087	918,087
TOTAL ASSETS	$ 1,856,418	$ 1,394,612

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ 2,331	$ 13,465
Accounts payable and accrued expenses	94,625	98,578
Taxes payable	59,798	60,777
Advances from officers and directors	-	75,994
Total current liabilities	156,754	248,814

Long Term Liabilities
Long term portions of notes payable	-	2,331
Warrant liability	27,150	27,150

Total long term liabilities	27,150	29,481

Total Liabilities	183,904	278,295

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 271,649,945 and 211,649,945 shares, respectively	2,716	2,116
Additional paid in capital	8,384,792	7,345,580
Deficit accumulated during exploration stage	(6,689,464)	(6,208,810)
Accumulated other comprehensive income	36,625	11,167
Total American International Ventures, Inc. stockholders’ equity	1,734,669	1,150,053
Non controlling interest	(62,155)	(33,736)
Total stockholders' equity	1,672,514	1,116,317
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,856,418	$ 1,394,612

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS
	Year 2017	Year 2016

Sales	$ 168,798	$ -
Cost of goods sold	(255,513)	-
Gross profit (loss) on sales	(86,715)	-

Expenses	398,216	517,005
Operating loss	484,931	517,005

Other Income and (Expense)
Interest income	5	27
Interest expense	(27,383)	(7,144)

Gain on sale of mining claims	-	744,391

Total other income	(27,378)	737,274

Income (Loss) before income taxes	(512,309)	220,269
Provision for income taxes	-	-
Net Income (Loss)	(483,615)	220,269
Net loss attributable to noncontrolling interest	31,655	6,889
Net Income loss attributable to American International Ventures, Inc.	$ (480,654)	$ 227,158

Other comprehensive income
Exchange rate changes	28,694	12,408
Attributable to non controlling interest	3,236	1,241
Net other comprehensive income	25,458	11,167
Total Comprehensive income (loss)	$ (455,196)	$ 238,325

Net Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	244,309,260	212,016,475

The accompanying notes are an integral part of financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY Years Ended May 31, 2017 and 2016
						Accumulated
	Common Shares		Paid In	Accumulated	Non-controlling	Other Comprehensive
	Number	Par Value	Capital	Deficit	Interest	Income	Total
Balance, May 31, 2015	212,949,945	$ 2,129	$7,204,086	$ (6,435,968)	$ (28,088)		$ 742,159

Prior year adjustment	(1,900,000)	(19)	-	-	-		(19)

Shares issued for services	4,100,000	41	61,459				61,500

Shares redeemed	(3,500,000)	(35)	(24,965)	-	-		(25,000)

Subsidiary shares issued			105,000

Income for year				227,158	(6,889)		220,269

Other comprehensive income, net of tax					1,241	11,167	12,408

Balance May 31, 2016	211,649,945	$ 2,116	$ 7,345,580	$ (6,208,810)	$ (33,736)	$11,167	$ 1,116,317

Shares issued for services	6,750,000	68	146,745				146,813

Shares issued for Mega Mines	5,250,000	52	104,947	-	-		104,999

Shares issued for mining rights	45,000,000	450	269,550				270,000

Shares issued for debt	3,000,000	30	17,970				18,000

Sales of stock in subsidiary			500,000				500,000

(Loss) for year				(480,654)	(31,655)		(512,309)

Other comprehensive income, net of tax					3,236	(31,655)	28,694

Balance May 31, 2017	271,649,945	$ 2,716	$ 8,384,792	$ (6,651,357)	$ (62,155)	$36,625	$ 1,672,514

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED May 31, 2017 and 2016
	Year Ended May 31, 2017	Year Ended May 31, 2016
Cash Flows From Operating Activities:
Net income (loss)	$ (483,615)	$ 232,677
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:

Depreciation	101,530	101,728
Interest charges related to debt discount	26,749	-
Write off of accrued interest receivable	-	15,994

Gain on revaluation of warrants	-	-
Equity items issued for services	146,813	61,500
(Gain) loss on sales of mining claims	-	-

Changes in assets and liabilities:
Increases (decreases) in taxes payable	(979)	(12,250)
Decrease (increase) in miscellaneous receivables	(101,773)	14,375
Increases (decreases) in accounts payable and accrued expenses	(3,953)	(50,672)

Net cash provided (consumed) by operating activities	(315,228)	363,352

Cash Flows From Investing Activities:
Purchases of fixed assets	-	(2,422)
Purchase of mining claims	-	(50,000)
Net cash (consumed) by investing activities	-	(52,422)

Cash Flows From Financing Activities:
Proceeds from sales of stock of subsidiaries	200,000	105,000
Repayment of debt	(13,465)	(76,814)
Payments on financing lease		(11,616)
Advances from officers and directors		15,000
Repayments of officer and director advances		(193,325)
Stock redemption		(25,000)
Short term loan proceeds	200,000	-

Net Cash provided by financing activities	386,536	(186,755)
Net change in cash	86,563	124,175
Cash balance, beginning of year	146,296	22,121
Cash balance, end of year	$ 232,859	$ 146,296

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

Note 1. ORGANIZATION AND BUSINESS

Organization

On March 23, 2012 the Company entered into a Share Exchange Agreement with the shareholders of Placer Gold Prospecting, Inc. (Placer) under which 163,250,000 shares of Company common stock was exchanged for an equal number of shares of Placer common stock. This share exchange agreement was treated as a reverse recapitalization, under which the legal acquire (Placer) was treated as the accounting acquirer and the equity accounts of the Company were adjusted to reflect a reorganization. Inasmuch as Placer was treated as the accounting acquirer, whenever historical financial information is presented, it will be Placer information. Placer was organized January 25, 2012.

Business

The Company is in the business of mining for precious metals. It is currently an exploration stage company as set forth in Securities and Exchange Commission (SEC) Industry Guide #7 and, accordingly, expenses all exploration costs until proven and probable reserves are established.

The Company formed a subsidiary in Mexico (AIVN de Mexico) during 2013 to exploit mining claims it has acquired in the Mexican state of Baja, California.  The Company acquired an 85% interest in this subsidiary, which was later increased to 90%; the balance of the shares are owned by officers of the subsidiary.  During 2017 the Company transferred 5 shares (5.56%) for cash ($200,000) and debt redemption ($300,000).

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

b. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses, and notes payable, approximate their fair values at May 31, 2017.

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

May 31, 2017

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

h. Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense during the years ended May 31, 2017 or 2016.

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

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From formation (January 25, 2012) to May 31, 2017, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining claims, mapping, and assaying. Revenue had been realized beginning with the year ended May 31, 2014 from sales of product by AIVN de Mexico (see Note 5).  In addition, the Company realized property option payments for a net amount of $0 during the year ended May 31, 2017 and $744,391 during the year ended May 31, 2016 - see Note 6.

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

As of May 31, 2017, none of the mine concessions met the requirements for proven reserves; development costs are therefore expensed.

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

May 31, 2017

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Note 3. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2017, the Company issued 750,000 shares of Company stock, valued at $16,312, to its directors.

During the year ended May 31, 2016, the Company issued 3,250,000 shares (valued at $48,750) to its directors.

Note 14 provides additional information concerning transactions with related parties.

Note 4. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its formation totaling $6,651,357, and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. This lack of liquidity raises substantial doubt about the ability of the Company to continue as a going concern.  Management's current plans to overcome this problem, the realization of which cannot be assured, include development of the Company's Mexican mining claims and securing financing to support these development plans.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

Note 5. MINING CLAIMS

The main activity of the Company will be the exploitation of mineral resources from its mining claims. Since its inception, the Company has acquired mining claims, in both the U.S. and Mexico, and is currently exploring these claims and expects to begin exploiting them during the next year.  Mining began in June 2013 on a claim acquired by AIVN de Mexico and sales were realized from this activity during the years ended May 31, 2013 and 2014. Mining was suspended.  Resolution of these problems is expected shortly at which time the Company will resume mining at this claim.

On December 1, 2015, AIVN de Mexico, S.A. de C.V. (“AIVN Mexico”) purchased ten mining concessions commonly known as “Quesaro” for $50,000 cash.  AIVN de Mexico is 90% owned by the Company.  The concessions are located in Baja, Mexico.  The concessions are as follows:

Name	Concession No.	Hectares
La Sorpresa	203304	90.000
La Sorpresa II	203254	265.000
La Sorpresa III	218574	71.000
LAS III Fraccion 2 Frac I	227920	12.000
LAS III Fraccion 2 Frac II	227921	12.000
LAS III Fraccion 2 Frac III	227922	72.000
El Cid	219881	550.674
El Cid 1	219882	72.000
Dolores	219883	1266.150
M. Carter	223403	66.6054

On December 2, 2016, AIVN purchased Mega Mines LLC for forty-five million common shares.

The List of gold mining Concessions in the name of Mega Mines LLC located in the State of Michoacán,

Mexico:

NameConcession No.     Hectares

LA BONDAD054-08849         200

EL RINCON 1232351200

EL RINCON 2233553275

LA HUERTA054-08883510

LA CARRETA236305207

CTUZ DEL SUR 1223881500

LOBOS2229622468

LA PERLA243146200

Note 6. PROPERTY OPTION AGREEMENT

On April 1, 2009, the Company entered into a Property Option Agreement with Patriot Gold Corporation (“Patriot”) whereby Patriot could have acquired an undivided right in the Company’s patented Bruner claim, subject to an existing 2% net smelter return in favor of the prior property owners and a 1.5% net smelter return reserved by the Company. The option required annual payments to the Company ranging from $45,000 to $60,000, due on or before April 1 of each year, with a final payment of $1,185,000 due on or before April 1, 2016, for a total payment amount of $1,500,000. A payment of $60,000 was received during the year ended May 31, 2015. During the year ended May 31, 2016, Patriot transferred its option rights to a third party and the Company agreed to accept $744,391 from the third party in full settlement of the option.  The Company retained its right to a 1.5% net smelting return.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

Note 7. NOTES PAYABLE

As part of the consideration for the acquisition of certain mining claims, the Company issued promissory notes.  These are detailed below.

Claim	Current Portion	Long - Term	Term of Note

Notes payable	$ 2,331	$ 0	Monthly payments of $1,175 are due through July 1, 2017; interest is at the rate of 6.55%
Total	$ 2,331	$ 0

The following is a table of payment requirements associated with this debt:

Fiscal Year Ended
May 31, 2018	$ 2,331

Total	$ 2,331

Note 8.  CONVERTIBLE NOTES

The Company approved a $1,250,000 Convertible Note Issuance, convertible into Company common stock at $.20 per share.  Through May 31, 2014, the Company had borrowed $130,000 under promissory notes.  Subsequently, accrued interest of $15,994 was securitized, and repayments and conversions have reduced the outstanding balance to $75,994.  During 2017 the outstanding balance and accrued interest of $24,006 were paid by the issuance of 1 share of the company's subsidiary AIVN de Mexico.

Note 9.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  In accordance with pronouncements of the FASB, these warrants were initially valued at $1,004,550 and have been classified as a liability.  The warrants expire June 30, 2017.  They are periodically revalued by use of a Black Scholes valuation model.  Changes in the value are recorded on the statement of operations.  During the year ended May 31, 2015, the value was reduced by $108,600.  No adjustment was made during the years ended May 31, 2017 and 2016.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

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

During the year ended May 31, 2010, the Company modified the exercise price and extended the exercise period for the 1,200,000 options that remained outstanding at that time. In addition, 200,000 options were issued to new directors on September 29, 2009. These additional options have fully vested. The value of the modification and of the additional options has been expensed in the years the modification and grant occurred.

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

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

Note 10. STOCK OPTIONS (continued)

The following is a summary of options activity during the year ended May 31, 2017.  There were no options issued or exercised during the years ended May 31, 2017 and 2016.

		Weighted
	Number	Average
	of	Exercise
	Options	Price

Options outstanding and exercisable at May 31, 2014	2,900,000	$.21
Options granted during fiscal 2015	1,500,000.07
Options exercised or cancelled during fiscal 2017	0	-
Options outstanding and exercisable at May 31, 2017	4,400,000	$.16

Note 11. WARRANTS

There were 2,715,000 warrants outstanding at May 31, 2017, as detailed below:

Number of	Exercise	Weighted Life
Warrants	Price	(In Years)

2,715,000	$.125	.083

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

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

Note 13. INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  An NOL of $4,183,989 had accumulated at May 31, 2017 on U.S. operations and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance. If not used, the carryforwards will expire as detailed below.

Year Ended May 31,	Amount

2019	$ 72,578
2020	28,123
2021	124,157
2022	137,570
2023	80,079
2024	161,194
2025	217,636
2026	156,448
2027	55,133
2028	32,333
2030	8,065
2032	230,874
2033	1,605,369
2034	240,051
2035	505,217

2036	-

2037	483,615

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $72,542 during the year ended May 31, 2017.

Total
Deferred Tax Assets	$ 627,598
Realization Allowance	(627,598)
Balance Recognized	$ -

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2017

Note 13. INCOME TAXES (continued)

The effective tax rate is as follows:

Statutory Federal Rate	15%
Effect of Valuation Allowance	(15%)
Effective Rate	0%

Note 14. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

The Company made cash payments for interest of $634 and $5,842 during the years ended May 31, 2017 and 2016.  The Company did not make cash payments for income taxes during either of those years.

The following non-cash financing and investing activities took place during the year ended May 31, 2017.

The Company issued 6,750,000 shares of common stock for services during the year ended May 31, 2017.  These shares were valued at $146,813.

The Company issued five shares in its subsidiary AIVN de Mexico for $200,000 in cash and for $300,000 of debt cancellation.

The Company issued 45 million shares valued at $270,000 for mining rights.

The Company issued 3 million shares valued at $18,000 to acquire a $300,000 loan.

Note 15.  FIXED ASSETS

Fixed assets are located in both the U.S. and in Mexico.  Assets are recorded at cost.  Depreciation is provided by the straight line method, employing useful lives of seven years for mining equipment and five years for vehicles.

Balances at May 31, 2017 and 2016 are presented below:

	2017	2016	Net Change
Vehicles	$150,039	$150,039	$ -
Mining equipment	502,400	502,400	-
Office furniture and equipment	32,444	32,444	-
Total assets	684,883	684,883	-
Accumulated depreciation	464,557	363,027	101,530
Net Fixed Assets	$220,336	$321,856	$101,530

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

In making its assessment, our management, including the Chief Executive Officer and Chief Financial Officer, used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Our management has concluded that internal control over financial reporting was not effective as of May 31, 2017.

There were no changes in our internal controls over financial reporting during the fiscal period ended May 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report on Form 10-K for the fiscal period ended May 31, 2017 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth the names and ages of each of the persons designated to become members of the Board of Directors and Executive Officers.

Name	Age	Positions and Offices to be Held
Jack Wagenti Jose G. Garcia	80 63	Chairman, Chief Financial Officer; Secretary; Treasurer Chief Executive Officer
Kevin Gillen	53	Chief Operating Officer
Frederick Dunne, Jr.	71	Director
Arthur deWitt Ackerman	75	Director

The directors named above will serve until the first annual meeting of our stockholders or until their respective successors have been appointed and duly qualified. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement. There is no arrangement or understanding between any of the directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Jack Wagenti (80) was previously elected Chairman of the Board and Chief Executive Officer of US Precious Metals, Inc. in December 2007 and subsequently resigned in October 2008. Mr. Wagenti had been Chief Financial Officer/Secretary/Treasurer from May of 2002 until the December 2007 appointment. Mr. Wagenti was appointed again in August 2010 as Chairman of the Board, Secretary Treasurer and Chief Financial Officer of US Precious Metals, Inc. Mr. Wagenti resigned all positions in US Precious Metals, Inc. November 30, 2011. Mr. Wagenti has been Director of International Power Group since October of 2004 and resigned September 2008. From 1996 to May 2009, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Bulletin Board and Pink Sheet market. Mr. Wagenti resigned as a Director in May of 2009 as a Director of American International Ventures, Inc. Mr. Wagenti was reappointed to the board of American International Ventures, Inc. February 6, 2012 and all then present Officers and Directors resigned. Mr. Wagenti serves full time as interim Chief Financial Officer, Secretary Treasurer and Chairman of the Board for American International Ventures, Inc. with no salary. Mr. Wagenti’s experience in developing and growing companies led to the conclusion he should serve as a director of the Company.

Jose Granados Garcia. (62) Mr. Garcia has more than 12 years of mining experience with a background in consulting, identification of viable properties, production projections and advisor in operations. Mr. Garcia formerly served as the vice president of U.S. Precious Metals Inc. (USPR), a publicly traded mining company, and president of U.S. Precious Metals de Mexico. Mr. Garcia Is Chief Executive Officer of American International Ventures, Inc. and its subsidiary Mega Mines, Inc.

Kevin Gillen. (53)  Mr. Gillen is a construction superintendent with over 25 years’ experience in the commercial and residential building industry.  Mr. Gillen has been Superintendent with Anderson Interior,

Florida, since 2013. Mr. Gillen was Superintendent with Interstate Drywall Corporation from 2009 until 2013; he was previously General Foreman with that company from 1996 until 2005.

Frederick R. Dunne, Jr. (71) is managing member of Dunne & Associates, LLC, a law firm in Kearny, New Jersey. Mr. Dunne received his BA from Niagara University 1966 and his JD from Seton Hall University 1970. Mr. Dunne was admitted as an Attorney at Law in the State of New Jersey on November 28, 1972; to the United States District Court for the District of New Jersey on November 28,1972; to the State of New York on May 15, 1984; to the United States District Court for the District of Colorado on May 19, 1997; to the United States Court of Appeals for the Third Circuit on October 28, 1998; to the United States District Court for the Eastern District of New York on March 14, 2000 and the United States District Court for the Southern District of New York on March14, 2000. Mr. Dunne has served many elected or appointed positions in Kearny, North Arlington, and Hudson County. Mr. Dunne was President West Hudson Bar Association, Chairman St. Benedict's Alumni Fund and St. Benedict's Prep Reunion Committee and Fund Raising. Mr. Dunne’s experience in corporate matters led to the conclusion he should serve as a director of the Company.

Arthur deWitt Ackerman (75) has been involved with entrepreneurial endeavors and sales for most of his career. From 1967-1980 Mr. Ackerman had a successful career with Home Life of New York where he was a member of the Hall of Fame and a Charter member of the Top of the Round Table. In 1982 Mr. Ackerman co- founded a Wall Street based gold exploration and money management group. Since 1980 Mr. Ackerman has been an investment banker for resource and technology companies, raising over $50,000,000 for early stage companies. Mr. Ackerman is also an angel investor in resource, technology and renewable energy companies, and in a LEEDS community in the Mohave Desert which will incorporate hydroponic farming, water production, solar power generation, and residential and resort facilities. Mr. Ackerman is a Director of Beech Tree Labs, Inc. and The Mohave National Preserve Conservancy. Mr. Ackerman is also a member of the Board of Advisors of TrakLok Corp. Mr. Ackerman’s experience in raising funds for developing and growing companies led to the conclusion he should serve as a director of the Company.

There are no written or oral agreements with any of the above named management to receive compensation.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Item 11.  Executive Compensation.

The following table provides certain information for the fiscal periods ended May 31, 2017 and 2016 concerning compensation earned for services rendered in all capacities by our named executive officers.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Jack Wagenti, President	2017	0	0	5,438	0	0	0	0	5,438
	2016	0	0	3,750	0	0	0	0	3,750
Kevin Gillen, COO	2017	0	0	5,438	0	0	0	0	5,438
	2016	0	0	0	0	0	0	0	0
Jose G. Garcia, CEO	2017	0	0	5,438	0	0	0	0	5,438
	2016	0	0	30,000	0	0	0	0	30,000

Employment Agreements

None.

Discussion of Director Compensation

Except for equity awards, the Company did not pay any director compensation during the fiscal periods ended May 31, 2017 and 2016. The Company may begin to compensate its directors at some time in the future.

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

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner (1)	of Class
Common	Jack Wagenti (2)	28,493,949	10.32%

Common	Jose G. Garcia (3)	21,500,000	.07.79%

Common	Kevin Gillen(4)	1,600,000	0.58%

Common	Frederick R. Dunne, Jr.(5)	2,500,000	0.91%
Common	Arthur deWitt Ackerman(6)	15,400,000	5.58%

Common	Golds Gold Group LLC (7)	63,700,000	23.07%

Common (8)	Officers and Directors as a group (5 persons)	69,493,949	25.17%

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

(3) Mr. Garcia Chief Executive Officer of American International Ventures, Inc. and Mega Mines, LLC. The parent Company’s subsidy. The amount includes 19,000,000 shares held by Mr. Garcia’s son’s.

(4) Kr, Gillen is Chief Operating Officer. The amount includes 1,100,000 held by Mr. Gillen’s spouse.

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

During the year ended May 31, 2017, the Company issued 60,000 shares of Company stock valued at $1,039,812.

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

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the period ended May 31, 2016:

Fee Category	Period Ended 5/31/17	Period Ended 5/31/16
Audit Fees	$6,000	$16,000
Audit Related Fees
Tax Fees
All Other Fees
Total Fees	$6,000	$16,000

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