Form 10-Q
period 2017-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2018-03-27
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        Accelerated filer         Non-accelerated filer        Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes       ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 25, 2017: 276,149,945 shares of Common Stock, $.00001 par value.

EXPLANATORY NOTE

American International Ventures, Inc. (“AIVN”) previously filed audited quarterly and annual reports up to and including the quarterly period ended February 28, 2017.

Commencing with Form 10K for annual period ended May 31, 2017, AIVN has filed unaudited voluntary filings of quarterly and annual reports.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION4

Item 1. Financial Statements3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations9

Item 3. Quantitative and Qualitative Disclosures about Market Risk.12

Item 4. Controls and Procedures.12

PART II – OTHER INFORMATION13

Item 1. Legal Proceedings.13

Item 1A. Risk Factors.13

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.13

Item 3. Defaults Upon Senior Securities.13

Item 4. Mine Safety Disclosures.13

Item 5. Other Information.13

Item 6. Exhibits13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	August 31, 2017	May 31, 2017
ASSETS
Current Assets
Cash	$ 102,166	$ 232,859
Miscellaneous receivables	313,377	110,146
Total current assets	415,543	343,005

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	508,690	502,400
Office furniture and equipment	32,444	32,444
Total assets	691,173	684,883
Less accumulated depreciation	(464,683)	(464,557)
Net fixed assets	226,490	220,326

Other Assets
Investment in securities	6,380	6,380
Mining claims	1,300,489	1,286,707
Total other assets	1,306,869	1,293,087
TOTAL ASSETS	$ 1,948,902	$ 1,856,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ -	$ 2,331
Accounts payable and accrued expenses	115,282	94,625
Taxes payable	56,359	59,798
Total current liabilities	171,641	156,754

Long Term Liabilities
Warrant liability	-	27,150

Total long term liabilities	-	27,150

Total Liabilities	171,641	183,904

Stockholders' Equity
Common stock - authorized, 400,000,000 shares of $.00001 par value; issued and outstanding, 273,399,945 and 271,649,945 shares, respectively	2,734	2,716
Additional paid in capital	8,860,675	8,384,792
Accumulated deficit	(6,943,402)	(6,689,464)
Accumulated other comprehensive income	51,212	36,625
Total American International Ventures, Inc. stockholders’ equity	1,870,696	1,734,669
Non controlling interest	(93,435)	(62,155)
Total stockholders' equity	1,777,261	1,672,514
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,948,902	$ 1,856,418

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended August 31,
	2017	2016

Sales	$ 41,310	$ 26,911
Cost of goods sold	203,877	22,364
Gross profit (loss)	(162,567)	4,547

Administrative expenses	104,852	131,816
Operating loss	(267,419)	(127,269)

Other Income and Expense:
Other income	-	4
Interest expense	(16,331)	(240)
Total other income (expense)	(16,331)	(236)

Net loss before taxes	(283,750)	(127,505)
Provision for income taxes	-	-
Net Loss	(283,750)	(127,505)

Net loss attributable to non controlling interest	(34,623)	(7,024)
Net loss attributable to American International Ventures, Inc.	(249,127)	(120,481)

Other comprehensive income:
Exchange rate changes	17,930	-
Attributable to non controlling interest	3,343	-
Net other comprehensive income	14,587	-
Total Comprehensive loss	$ (234,540)	$ (127,505)

Net Loss Per Share – basic and diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	273,323,858	212,867,336

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Month Periods Ended August 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$ (234,540)	$ (127,505)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:
Depreciation	126	25,383
Equity items issued for services	43,750	32,625

Changes in assets and liabilities:
Increases (decreases) in accounts payable and accrued expenses	20,657	56,023
Increase (decreases) in tax liability	(3,439)	(1,177)
(Increases) decreases in miscellaneous accounts receivable	(203,231)	(38,564)
Decrease in warrant liability	(27,150)	-
Net cash consumed by operating activities	(403,827)	(53,215)

Cash Flows From Investing Activities:
Purchase of fixed assets	(6,290)	-
Increase in mining claims	(13,752)	-
Net cash consumed by investing activities	(20,072)	-

Cash Flows From Financing Activities:

Proceeds from sale of subsidiary stock	300,000	-
Payments on notes payable	(2,331)	(3,284)
Net Cash provided (consumed) by financing activities:	297,669	(3,284)

Effect on cash of exchange rate changes	(4,463)	-
Net change in cash	(130,693)	(56,499)

Cash balance, beginning of period	232,859	146,296
Cash balance, end of period	$ 102,166	$ 89,797

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of August 31, 2017 and for the three-month periods ended August 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations for the three-month period ended August 31, 2017 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2018.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2017.

2. BACKGROUND

On March 23, 2012, the Company entered into a share exchange agreement with Placer Gold Prospecting, Inc. (“Placer”), a Company that was formed on January 25, 2012. This share exchange agreement was treated as a reverse recapitalization, under which the legal acquire (Placer) was treated as the accounting acquirer and the equity accounts of the Company were adjusted to reflect a reorganization. Inasmuch as Placer was treated as the accounting acquirer, whenever historical financial information is presented, it is Placer information.

On May 3, 2013, the Company formed a subsidiary in Baja, California.  It remained inactive until June 1, 2013 at which time it became operational, on a limited basis.  A problem with the mining permit caused suspension of mining activities in May 2014.  While the Company is working to resolve that problem, small amounts of gold are being extracted for test purposes.

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception.  It also had a working capital deficiency at August 31, 2017 and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2017

(Unaudited)

4.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  The warrants expired in June 2017.  The remaining warrant liability of $27,150 was added to additional paid in capital.

5. CAPITAL STOCK

The following is a summary of stock activity during the quarter:

Shares

Balance May 31, 2017	271,649,945
Shares issued for services	1,750,000
Balance August 31, 2017	273,399,945

6. SUPPLEMENTARY CASH FLOWS INFORMATION

There was $ 16,331 and $6,169, respectively, cash paid for interest during the three-month periods ended August 31, 2017 and August 31, 2016; there was no cash paid for income taxes during either of the three-month periods.

7. RELATED PARTY TRANSACTIONS

During the three-month period ended August 31, 2017, the Company issued 1,750,000 shares (valued at $.025) to its directors and officers.

Forward Looking Statements and Cautionary Statements .

Certain of the statements contained in this Quarterly Report on Form 10-Q include "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2017. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2017, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on the Company’s behalf subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Periods Ended August 31, 2017 and August 31, 2016

During the three month period ended August 31, 2017, the Company had revenue of $41,310, compared with $26,911 during the comparable three month period of 2016.  These 2017 revenues were derived from test mining activity of its subsidiary, AIVN de Mexico.  Cost of goods sold consisting of mining, milling and personnel costs was $203,877 during the three month period ended August 31, 2017 and $22,364 during the comparable 2016 period.

There was a gross loss during the 2017 three-month period of $162,567, compared with a gross profit of $4,547 during the 2016 period.

Administrative expenses for the three-month period ended August 31, 2017 were $104,852 compared to $131,816 in the comparable period of 2016.  Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items.  The reduction in administrative costs for the current period is due principally to reductions in professional fees.

The Company had an operating loss in the 2017 three-month period of $267,419, compared with an operating loss of $127,269 for the comparable period of 2016.  The increased loss is primarily due to the explanations provided above.

Interest expense in the current three-month period was $16,331, compared with $2,410 in the comparable period of 2016.  Interest expense accrues on outstanding debt obligations and on credit card charges, which were higher in the 2017 period.  The 2017 increase resulted from payment in the current quarter of an interest charge that had not been previously accrued.

The Company experienced a net loss of $283,750 during the 2017 three-month period, compared with a net profit of $127,505 in the 2016 three-month period.

Three Months Ended August 31, 2017 and 2016

During the three-month periods ended August 31, 2017 and August 31, 2016, the Company did not have revenue.  Cost of goods sold, consisting of mining, milling and personnel costs, was $12,317 during the three-month period ended August 31, 2017.

There was a gross loss for the 2017 three-month period of $12,317.

Administrative expenses for the three months ended August 31, 2017 were $43,123 compared to $292,933 for the comparable period of 2016. Administrative expenses consist primarily of consulting fees, director awards and other services compensated principally with equity items. Director awards usually occur once a year and in 2016 they occurred in the quarter ended August 31, 2016.

The Company had an operating loss in the current three-month period of $55,440, compared with an operating loss of $292,933 for the comparable period in 2016. The change is due to the factors described above.

Interest expense in the current three-month period was $5,842, compared with $780 in the comparable period of 2016. Interest expense accrues on outstanding debt obligations and credit card charges.

Net loss during the current three-month period was $27,722, compared with a net loss of $293,701 in the comparable period of 2016.  The favorable change is due to the reduced administration cost noted above.

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

As of August 31, 2017, the Company had a working capital deficit of $375,345, compared with a working capital deficit of $94,205 as of August 31, 2016.  The significant increase is due to the opening of the pilot plant and a $200,000 increase in borrowing to support operations.

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

Please refer to the Company’s Form 10-K for the period ending May 31, 2017 for a discussion of other risks attendant to its proposed plan of operations of effecting a business acquisition or combination, including the occurrence of significant dilution and a change of control. Even if successful in effecting a business acquisition or combination, it is likely that numerous risks will exist with respect to the new entity and its business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity or capital expenditures

Significant Accounting Policies

a.        Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

b.       Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at August 31, 2017

c.    Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three and nine-month periods ended August 31, 2017, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.    Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the three-month period ended August 31, 2017.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were no shares of Company common stock sold during the three-month period ended August 31, 2017.

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

AMERICAN INTERNATIONAL VENTURES, INC.

(Registrant)

By:  /s/ Jack Wagenti/s/ Jose Garcia, CEO

       ______________________________________________________________________

       Jack WagentiJose Garcia, CEO

       Chief Financial OfficerChief Executive Officer

       (Principal Financial Officer)(Principal Executive Officer)

Date:   November 13, 2017