Form 10-Q
period 2017-11-30
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2018-03-28
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2017
OR
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

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION3

Item 1. Financial Statements3

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations8

Item 3. Quantitative and Qualitative Disclosures about Market Risk.11

Item 4. Controls and Procedures.11

PART II – OTHER INFORMATION12

Item 1. Legal Proceedings.12

Item 1A. Risk Factors.12

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.12

Item 3. Defaults Upon Senior Securities.12

Item 4. Mine Safety Disclosures.12

Item 5. Other Information.12

Item 6. Exhibits12

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

Date:   April 10, 2017