Form 10-Q
period 2018-02-28
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2018-05-01
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes       ___ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes      ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  __    Accelerated filer   __    Non-accelerated filer  __    Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   __ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 30, 2017: 302,399,945 shares of Common Stock, $.00001 par value.

EXPLANATORY NOTE

American International Ventures Inc. (“AIVN”) previously filed audited quarterly and annual reports up to and including the quarterly period ended February 28, 2017.

Commencing with Form 10-K for annual period ended May 31, 2017, AIVN has filed unaudited voluntary filings of quarterly and annual reports.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION4

Item 1. Financial Statements4

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

Item 1. Legal Proceedings.13

Item 1A. Risk Factors.13

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.13

Item 3. Defaults Upon Senior Securities.13

Item 4. Mine Safety Disclosures.13

Item 5. Other Information.13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONSOLIDATED BALANCE SHEETS (Unaudited)
	February 28, 2018	May 31, 2017
ASSETS
Current Assets
Cash	$ 27,335	$ 232,859
Miscellaneous receivables	297,597	110,146
Total current assets	324,932	343,005

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	508,690	502,400
Office furniture and equipment	32,444	32,444
Total assets	691,173	684,883
Less accumulated depreciation	465,155	464,557
Net fixed assets	226,018	220,326

Other Assets
Investment in securities	6,380	6,380
Mining claims	1,290,016	1,286,707
Total other assets	1,296,396	1,293,087
TOTAL ASSETS	$ 1,847,346	$ 1,856,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portions of notes payable	$ -	$ 2,331
Accounts payable and accrued expenses	107,263	94,625
Taxes payable	54,408	59,798
Total current liabilities	161,671	156,754

Long Term Liabilities
Warrant liability	-	27,150
Total long term liabilities	-	27,150
Total Liabilities	161,671	183,904

Stockholders' Equity
Common stock - authorized, 800,000,000 shares of $.00001 par value; issued and outstanding, 276,149,945 and 274,399,945 shares, respectively	2,773	2,716
Additional paid in capital	8,844,385	8,384,792
Accumulated deficit	(7,102,116)	(6,689,464)
Accumulated other comprehensive income	39,274	36,625
Total American International Ventures, Inc. stockholders’ equity	1,784,316	1,734,668
Non controlling interest	(98,641)	(62,155)
Total stockholders' equity	1,685,675	1,672,514
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,847,346	$ 1,856,418

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Month Periods Ended February 28,		Nine Month Periods Ended February 28,
	2018	2017	2018	2017
Sales	$ -	$ -	$ 41,310	$ 48,076
Cost of goods sold	(2,028)	-	220,275	58,944
Gross profit (loss)	(2,028)	-	(178,965)	(10,868)

Administrative expenses	26,408	292,933	253,817	409,122
Operating loss	(24,380)	(292,933)	432,782	419,990

Other Income and Expense:
Other income	-	12	-	2,034
Royalty income	-	-	-	32,388

Interest expense	(25)	(780)	16,356	(7,378)
Total other income (expense)	(25)	(768)	(16,356)	27,044

Net income (loss) before taxes	(24,405)	(293,701)	(449,138)	(392,946)
Provision for income taxes	-	-	-	-

Net Loss	(24,405)	(293,701)	(449,138)	(392,946)

Net income ( loss) attributable to noncontrolling interests	135	(1,153)	36,486	(2,178)
Net income (loss) attributable to American International Ventures, Inc.	$ (24,540)	$ (294,854)	$ (412,652)	$ 395,124

Net income (loss) Per Share – Basic and Diluted	$ -	$ -	$ -	$ -

Weighted Average Number of Shares Outstanding	278,322,167	216,444,389	276,695,565	212,344,389

Other comprehensive income:
Exchange rate changes	(350)		3,278	41,102
Attributable to noncontrolling interest	62		629
Net other comprehensive income	(288)		2,649
Total comprehensive loss	$ (24,828)		$ (410,003)	$

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. (An Exploration Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Month Periods Ended February 28,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$ (449,138)	$ (392,946)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not requiring the use of cash:
Depreciation	598	76,148
Equity items issued for services	43,750	32,625
Amortization of deferred interest	-	5,314

Changes in assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	12,638	53,541
Decreases in taxes payable	(5,390)	(4,618)
Decrease(increase) in miscellaneous receivables	187,451	(79,736)

Net cash consumed by operating activities	(210,091)	(309,672)

Cash Flows From Investing Activities:
Purchases of fixed assets	(6,290)	-
Investment in mining claims	(3,309)	-

Net cash consumed by investing activities	(9,599)	-

Cash Flows From Financing Activities:
Contributions to paid in capital	-	-
Short term loan proceeds	-	200,000
Payments on notes payable	(2,331)	(10,016)

Net Cash provided by financing activities	(2,331)	189,984

Net change in cash	(237,307)	(119,688)

Cash balance, beginning of period	-	146,296

Cash balance, end of period	$ 27,335	$ 26,608

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

1. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. ("the Company") as of February 28, 2018 and for the nine month periods ended February 28, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the nine month period ended February 28, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2018.

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

On May 3, 2013, the Company formed a subsidiary in Baja, California.  It remained inactive until June 1, 2013 at which time it became operational, on a limited basis.  A problem with the mining permit caused suspension of mining activities in May 2014.  Mining operation resumed in 2016, but has once again been suspended.

3. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its inception. It presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

4.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  The warrants expired in June 2017.  Upon expiration, the remaining warrant liability of $27,150 was added to additional paid in capital.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2018

(Unaudited)

5. CAPITAL STOCK

The following is a summary of stock activity during the nine month period ended February 28, 2018  and 2017:

	2018	2017

Balance May 31, 2017 and 2016	274,399,945	211,649,945
Shares issued for services	1,750,000	1,750,000
Shares issued for mining claims	-	50,250,000
Shares issued for loan inducement	-	3,000,000
Balance February 28, 2018 and 2017	276,149,945	266,649,945

6 SUPPLEMENTARY CASH FLOW INFORMATION

There was no cash paid for interest during the nine month period ended February 28, 2018 and there was $426 cash paid for interest during the nine month period ended February 28, 2017.  There was no cash paid for income taxes during either of these nine month periods.

7. RELATED PARTY TRANSACTIONS

During the nine month period ended February 28, 2018, the Company issued 1,750,000 shares (valued at $43,750) to its directors and officers.

Forward Looking Statements and Cautionary Statements .

Certain of the statements contained in this Quarterly Report on Form 10-Q include "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the period ended May 31, 2017. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. In addition, the Company’s auditor, in his audit report for the fiscal year ended May 31, 2017, has expressed a “going concern” opinion about the future viability of the Company. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Month Periods Ended February 28, 2018 and 2017

During the nine-month period ended February 28, 2018, the Company had revenue of $41,310, compared with $48,076 during the comparable nine-month period of 2017.  These 2018 revenues were derived from test mining activity of the Company subsidiary, AIVN de Mexico.  Cost of goods sold consisting of mining, milling and personnel costs was $220,275 during the nine-month period ended February 28, 2018 and $58,944 during the comparable 2017 period.

There was a gross loss during the 2018 nine-month period of $178,965, compared with a gross loss of $10,868 during the 2017 period.

Administrative expenses for the nine-month period ended February 28, 2018 were $253,817 compared to $409,122 in the comparable period of 2017.  Administrative expenses consist primarily of consulting fees, director awards and other services compensated with equity items.  The reduction in administrative costs for the current period was due principally to reductions in professional fees and .

The Company had an operating loss in the 2018 nine-month period of $432,782, compared with an operating loss of $419,990 for the comparable period of 2017.  The increased loss is primarily due to the explanations provided above.

Interest expense in the current nine-month period was $16,356, compared with $7,378 in the comparable period of 2017.  Interest expense accrues on outstanding debt obligations and on credit card charges, which were higher in the 2018 period.  The 2017 increase resulted from payment in the current quarter of an interest charge that had not been previously accrued.

The Company experienced a net loss of $449,138 during the 2018 nine-month period, compared with $392,946 in the 2017 nine-month period.

Three-months Ended February 28, 2018 and 2017

During the three-month period ended February 28, 2018, the Company did not have revenue as the Mexican mining operations were shut down at the end of August.  In the comparable 2017 period, it also did not have revenue.  Cost of goods sold, consisting of mining, milling and personnel costs, was ($2,028) during the three-month period ended February 28, 2018, and zero in the comparable 2017 period.

There was a gross loss for the February 28, 2018 three-month period of ($2,028), and no gross profit or loss in the 2017 period.

Administrative expenses for the three-months ended February 28, 2018 were $26,408 compared to $292,933 in the comparable period of 2017. Administrative expenses consist primarily of consulting fees, director awards and other services compensated principally with equity items. Director awards usually occur once a year and in both years they occurred in the quarter ended November 30.

The Company had an operating loss in the current three-month period of $24,380, compared with an operating loss of $292,933 in the comparable period in 2017. The change is due to the factors described above.

There was no interest expense in the current three-month period, compared with $780 in the comparable period of 2017. Interest expense accrues on outstanding debt obligations and credit card charges.

Net loss during the current three-month period was $24,405, compared with a net loss of $293,701 in the comparable period of 2017.  The favorable change is due to the reduced administration cost noted above.

Since the acquisition of PGPI, our operations have focused on developing, planning and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in Mexico, and Nevada.  We will focus on acquiring gold and base mineral resource properties that historically produced gold and silver until 1942 when all gold production in the United States was halted due to World War II. There is no guarantee that such properties will produce gold or silver in the future or that these properties may have already been depleted, as they were previously mined.

None of our properties or claims has any proven or probable reserves.

As of February 28, 2018, the Company had working capital of $163,261, compared with a working capital of  $186,251 as of May 31, 2017.  The decrease is due to a reduction in accounts payable.

The Company has projected that its administrative overhead for the next 12 months will be approximately $265,000 which consists of accounting fees (including tax, audit and review) in the approximate amount of $155,000, legal fees in the approximate amount of $10,000, and miscellaneous expenses of $100,000. The projected legal and accounting fees relate to the Company’s reporting requirements under the Securities Exchange Act of 1934. The Company expects to incur additional legal and accounting fees in order to effect acquisitions and share exchanges or a business combination transaction. The Company has no other capital commitments. To continue its business plan, the Company will be required to raise additional funds through the private placement of its capital stock or through debt financing to meet its ongoing corporate overhead obligations. If the Company is unable to meet its corporate overhead obligations, that will have a material adverse impact on the Company and the Company may not be able to complete its plan of operations of finding a suitable business acquisition or combination candidate.

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

a.        Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of six-months or less to be cash equivalents.

b.       Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, and accrued liabilities, approximate their fair values at February 28, 2018

c.    Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three and nine-month periods ended February 28, 2018, outstanding options and warrants are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

h.    Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense in the nine-month period ended February 28, 2018.

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

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

There were no shares of Company common stock sold during the nine-month period ended February 28, 2018.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

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

Date:   April 27, 2018