Form 10-K
period 2018-05-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2018-09-14
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Fiscal Year Ended May 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer. ☐ Yes   ☒   No

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

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒   No

As of August 7, 2018, the aggregate market value of the voting and non-voting common equity held by non-affiliates is approximately $2,497,550. This calculation is based upon the last trade of $0.011 of the common stock on August 7, 2018. The number of shares outstanding of the registrant's class of common stock on August 7, 2018 was 360,399,945 shares.

EXPLANATORY NOTE

American International Ventures Inc. (“AIVN”) previously filed audited quarterly and annual reports up to and including the quarterly period ended February 28, 2017.

Commencing with Form 10-K for annual period ended May 31, 2017, AIVN has filed unaudited voluntary filings of quarterly and annual reports.

AMERICAN INTERNATIONAL VENTURES, INC.

FORM 10-K

For the Fiscal Year Ended May 31, 2018

Table of Contents

PART I4

Item 1. Business4

Item 1A. Risk Factors.13

Item 1B.  Unresolved Staff Comments25

Item 2.  Properties.26

Item 3.  Legal Proceedings.26

Item 4.  Mine Safety Disclosures.26

PART II27

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.27

Item 6. Selected Financial Data.28

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.28

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.31

Item 8. Financial Statements32

Item 9A. Controls and Procedures48

Item 9B. Other Information.48

PART III49

Item 10.  Directors. Executive Officers. Promoters and Control Persons.49

Item 11.  Executive Compensation.51

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.51

Item 13. Certain Relationships and Related Party Transactions.53

Item 14.  Principal Accounting Fees and Services.53

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

Pursuant to our then business plan, we acquired twenty-eight (28) patented mining claims on the Bruner property located in Nye County, Nevada.

In September 2005, we completed an Exploration and Option to Enter Joint Venture Agreement with Electrum Resources LLC relating to the Bruner property, which agreement was terminated in January 2007. In April 2009, we completed a Property Option Agreement with Patriot Gold Corp., an unaffiliated third party, in which we granted an exclusive option to the Bruner Property (the “Bruner Option”), for eight annual payments totaling $315,000.00 and a balloon payment due to us in April 2016, in the amount of $1,185,000.  In addition, we retained a 1.5% net smelter reserve (“NSR”) wherein Patriot Gold has the option to purchase 1% of the NSR for an additional $500,000. On October 23, 2015 we completed sale agreement and option agreement with Canamex Gold a Nevada Corporation for $750,000.

Then, we determined to expand our business purpose to seek other business opportunities to review and analyze for purposes of effecting a merger, acquisition or other business combination with an operating company business.

In April 2018, we amended our Certificate of Incorporation to increase our authorized shares of common stock from 400,000,000 shares to 800,000,000 shares.

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

On January 25, 2012, PGPI was incorporated in the State of Florida, for mining exploration.  It has acquired mining claims for approximately 4,050 acres of land, primarily in Nevada, with the intent of reactivating the historical mines that produced gold and silver until shut down in 1942 because of World War II. There is no guarantee that such properties will produce gold or silver in the future or that these properties may have already been depleted, as they were previously mined.

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

EL RINCON 1232351200

EL RINCON 2233553275

LA HUERTA054-08883510

LA CARRETA236305207

CTUZ DEL SUR 1223881500

LOBOS2229622468

LA PERLA243146200

Description of our Current Business

Since the acquisition of PGPI, our operations have focused on planning, developing and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in the Baja California through our subsidiary AIVN de Mexico. In addition to our mining claims in Nevada, we also lease certain mining claims in the Baja California, Mexico. The main focus of current activity has been on mining claims in Baja California, Mexico. During June 2013, we commenced limited operations on the mining claims known as the Mother Lode which we acquired in early calendar year 2013. These claims have both placer and hard rock geological characteristics, and we began a pilot program to mine the placer portion of the claim in June 2013. A problem with our mining permit caused us to suspend mining in May 2014.  We are addressing this problem and expect to resume mining before the end of our third fiscal quarter 2016. We mine the placer material using heavy equipment and then process the material through a wash mill located on the premises. We purchased a majority of the necessary heavy equipment and mill in 2012. We have not established any proven or probable reserves on this property. On February 20, 2018 the Company acquired as a wholly owned subsidiary GeoEnergy (USA) Inc., GeoAsia Group, GeoFuel (Singapore) PTE LTD, Geo-Qtx Synfuels, Inc International License agreement and Indonesia Joint Venture with PT Bhumi Sriwijaya Perdana Coal for eighty million shares.

We currently have one full time employee located in Mexico, and five-part time employees in the United States consisting of our Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer and Chief Technology Officer.

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

Exploration Business and Operations

The Company doesn’t expect to conduct any mining operations in Nevada during the fiscal year ended May 31, 2018 and there can be no assurance the Company will be able to sell or have the financing to complete the permitting of the Golden Eagle or ever mine in Nevada.

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

Mine Safety and Health Administration Regulations

Pursuant to Section 1503(a) of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities.  At the present time we do not plan any operations in 2018/19 in Nevada.

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

Jack Wagenti, our CEO, at that time, executed the Exchange Agreement on our behalf. Mr. Wagenti was a founder, CEO and director of PGPI, and owned 25 million shares of common stock of PGPI (approx. 16%) at the time of the closing of the Share Exchange (the “Closing”).  Frederick Dunne, Jr., one of our directors as of Closing, owned 1,000,000 shares of common stock of PGPI (less than 1%) as of the closing.   Arthur Ackerman, one of our directors as of closing, owned 6,000,000 shares of common stock of PGPI (approximately 3.6%) as of the closing.

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

Item 1A. Risk Factors.

Risk Factors

Disclosure Regarding Cautionary Statements.

Forward Looking Statements. Certain of the statements contained in this Annual Report on Form 10-K includes "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical facts included in this Form 10-K regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although we believe the expectations reflected in such forward looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") are disclosed below in the Cautionary Statements section and elsewhere in this Form 10-K.  All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Form 10-K are expressly qualified in their entirety by the Cautionary Statements.

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

ogeological and engineering estimates that have inherent uncertainties and the assumed effects of regulation by governmental agencies;

othe judgment of the engineers preparing the estimates;

oestimates of future metals prices and operating costs;

othe quality and quantity of available data;

othe interpretation of that data; and

othe accuracy of various mandated economic assumptions, all of which may vary considerably from actual results.

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

Our management and our board of directors monitor our overall costs and expenses and, if necessary, adjust our programs and planned expenditures in an attempt to ensure we have sufficient operating capital. We continue to evaluate our costs and planned expenditures for our on-going development and care and maintenance efforts at our mineral properties. The continued development and care and maintenance of our mineral properties will require significant amounts of additional capital. As a result, we may need to explore raising additional capital during fiscal 2014 and beyond so that we can continue to fully fund our planned activities. Our ability to obtain this financing will depend upon, among other things, the price of gold and the industry’s perception of its future price. The extraordinary conditions in the global financial and capital markets have currently limited the availability of this funding. Therefore, availability of funding is dependent largely upon factors outside of our control and cannot be accurately predicted. If the disruptions in the global financial and capital markets continue, debt or equity financing may not be available to us on acceptable terms, if at all. If we are unable to fund future operations by way of financing, including public or private offerings of equity or debt securities, our business, financial condition and exploration activities will be adversely impacted.

We anticipate that our expected near term and long-term financing requirements to continue our operations and to implement our exploration plans is as follows: five to seven million. At this time, we do not have any arrangements for such financing and there can be no assurance we will acquire such financing.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

ohave an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

osubmit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and odisclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

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

oEconomically insufficient mineralized material;

oFluctuation in production costs that make mining uneconomical;

oLabor disputes;

oUnanticipated variations in grade and other geologic problems;

oEnvironmental hazards;

oWater conditions;

oDifficult surface or underground conditions;

oIndustrial accidents;

oMetallurgic and other processing problems;

oMechanical and equipment performance problems;

oFailure of pit walls or dams;

oUnusual or unexpected rock formations;

oPersonal injury, fire, flooding, cave-ins and landslides; and

oDecrease in the value of mineralized material due to lower gold or silver prices.

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

Compliance with environmental quality requirements and reclamation laws imposed by federal, state, provincial, and local governmental authorities may:

orequire significant capital outlays;

omaterially affect the economics of a given property;

ocause material changes or delays in our intended activities; and

opotentially expose us to lawsuits.

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

Historic mining activities have occurred on certain of our properties. If such historic activities have resulted in releases or threatened releases of regulated substances to the environment, potential for liability may exist under federal or state remediation statutes. Such liability would include remediating any damage that we may have caused, including costs for removing or remediating the release and damage to natural resources, including ground water, as well as the payment of fines and penalties. Except as discussed in our periodic filings with the SEC, we are not aware of any such claims under these statutes at this time and cannot predict whether any such claims will be asserted in the future.

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

Periodically, members of the U.S. Congress have introduced bills which would supplant or alter the provisions of the General Mining Law of 1872, which governs the unpatented claims that we control with respect to our U.S. properties. One such amendment has become law and has imposed a moratorium on the patenting of mining claims, which reduced the security of title provided by unpatented claims such as those on our U.S. properties. If additional legislation is enacted, it could substantially increase the cost of holding unpatented mining claims by requiring payment of royalties and could significantly impair our ability to develop mineral estimates on unpatented mining claims. Such bills have proposed, among other things, to make permanent the patent moratorium, to impose a federal royalty on production from unpatented mining claims and to declare certain lands as unsuitable for mining. Although it is impossible to predict at this time what royalties may be imposed in the future, the imposition of such royalties could adversely affect the potential for development of such mining claims, and the economics of existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our business.

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

Through May 31, 2019, we expect to incur approximately $160,000 in permitting costs. There can be no assurance we will be able to acquire the funding needed.

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

Global climate change is an international concern and could impact our ability to conduct future operations.

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

Since its formation on January 25, 2012, Placer has incurred substantial losses and AIVN has accumulated substantial losses during its existence.  In addition, we presently have no revenue.  During the reporting period ended May 31, 2018, we had limited revenues from operations and have reported an operating loss from inception of approximately $6,200,000. We expect to continue to incur losses unless and until we generate enough revenue from production to fund continuing operations including exploration and development costs. We expect such losses or the monthly burn rate to be in the range of $40,000 to $60,000. There is no assurance we will be profitable for any quarterly or annual period. Our failure to report profits may adversely affect the price of our common stock and you may lose all or part of your investment.

Our executive management has limited experience in managing a public company registered with the SEC and as such compliance with compliance with the SEC rules will be time consuming, difficult and costly.

Our executive officers have limited experience managing a public company. Thus, it will be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the SEC. We may need to hire additional financial reporting, internal control, and other finance staff to develop and implement appropriate internal controls and reporting procedures.

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

Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Currently, we have not produced any gold or silver from our properties. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives doesn’t occur, we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties. If we are unable to find, develop, and economically mine new properties, we most likely will not be profitable on a long-term basis and the price of our common stock may suffer.

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

In addition, we have the mining equipment and started a pilot program on placer claims in Baja California, Mexico. There can be no assurance we will be able to obtain funding for the acquisition of additional claims in Baja California, Mexico. Our future anticipated capital requirements will primarily be for permitting and mining in the amount of eight to ten million. We presently do not have funding available and there can be no assurance we will be able to get funding.

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

During periods of high commodity prices, the mining industry typically attempts to increase production. This may cause significant upward price pressures in the operating costs of mining companies especially in skilled labor. The skilled labor needed by the mining industry may be in tight supply and its cost may increase. Many of our competitors have lower costs and their mines are in better locations that may give them a competitive advantage in employee hiring and retention.

The cost of fuel to operate machinery and generate electricity is closely correlated to the price of oil and energy. Increases in and other continued upward price pressures in our operating costs may cause us to generate significantly less operating cash flows than expected which would have an adverse impact to our business.

We will continue to incur losses for the foreseeable future.

Prior to completion of the development and pre-production stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur continuing and significant losses until such time as we achieve commercial production from our mining operations on our mineral claims. Because of continuing losses, we may exhaust all of our resources and be unable to complete development of our planned mining operations. Our accumulated deficit will continue to increase as we continue to incur losses. We may not be able to generate profits or continue operations if we are unable to generate significant revenues from future mining of the mineral claims and our business will most likely fail. We expect such losses or the monthly burn rate to be in the range of $ 40,000 to $60,000.

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

othat a broker or dealer approve a person’s account for transactions in penny stocks, and othe broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

oobtain financial information and investment experience objectives of the person, and omake a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

osets forth the basis on which the broker or dealer made the suitability determination and othat the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

o1% of the total number of securities of the same class then outstanding; or

othe average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

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

oThe issuer of the securities that was formerly a shell company has ceased to be a shell company,

oThe issuer of the securities is subject to the reporting requirements of Section 14 or 15(d) of the Exchange Act,

oThe issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Current Reports on Form 8-K; and

oAt least one year has elapsed from the time that the issuer filed current comprehensive disclosure with the SEC reflecting its status as an entity that is not a shell company.

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

During the period ended May 31, 2018, we did not conduct mining operations nor maintain any mining properties in the US.  Consequently, we were not subject to any health or safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities during the period ended May 31, 2018.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information OTC Markets

Our common stock currently trades on the OTC Markets Pink under the symbol “AIVN”. The table below sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock as reflected on the pink sheets. The quotations represent inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

Quarterly Period	High	Low
Fiscal year ended May 31, 2016:
First Quarter	$0.0250	$0.0150
Second Quarter	$0.0250	$0.0162
Third Quarter	$0.0137	$0.0137
Fourth Quarter	$0.0200	$0.0150

Fiscal year ended May 31, 2017:
First Quarter	$0.0500	$0.0302
Second Quarter	$0.0343	$0.0330
Third Quarter	$0.0198	$0.0198
Fourth Quarter	$0.0130	$0.0120

Fiscal year ending May 31, 2018:
First Quarter	$0.01	$0.014

Due to the price of our common stock, as well as the fact that we are not listed on NASDAQ or a national securities exchange, our stock is characterized as a “penny stock” under applicable securities regulations. Our stock will therefore be subject to rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The broker or dealer proposing to affect a transaction in a penny stock must furnish the customer a document containing information prescribed by the SEC and obtain from the customer an executed acknowledgement of receipt of that document. The broker or dealer must also provide the customer with pricing information regarding the security prior to the transaction and with the written confirmation of the transaction. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction and with the written confirmation of the trade. The broker or dealer must also send an account statement to each customer for which he has executed a transaction in a penny stock each month in which such security is held for the customer’s account. The existence of these rules may influence the price of our stock, and the willingness of certain brokers to effect transactions in our stock.

Transfer Agent

Issuer Direct Transfer Company, Inc. is our transfer agent for our common stock. The office of Issuer Direct is located at 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117 and its telephone number is (801) 272-9294.

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

Recent Sales of Unregistered Equity Securities.

During the twelve months ending May 31, 2018, we issued 1,250,000 shares of common stock as follows:

o750,000 common shares to our three Directors & Officers for services rendered in fiscal year 2017.

o250,000 common shares as compensation to an unrelated party. 250,000 donation.

Each investor was an accredited investor and agreed to hold such shares for investment purposes.  In addition, the shares issued to the investor contained a restricted legend.  All the securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Act”) or the rules and regulations promulgated there under, including Regulation D and Rule 701.

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

Overview

Currently, our primary focus is on gold and silver properties. Gold and silver properties are wasting assets. They eventually become depleted or uneconomical to continue mining. Currently, we have produced nominal amounts of gold or silver from our properties. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration stage. Our ability to become and remain profitable over the long term depends on our ability to finalize the design, permit, development and profitable extraction and recovery of mineral resources beyond our current planned mine life. If our ability to expand the operations beyond their current planned mined lives doesn’t occur, we may seek to acquire other precious and base metals properties beyond our current properties. The acquisition of precious and base metals properties and their exploration and development are subject to intense competition. Companies with greater financial resources, larger staff, more experience and more equipment for exploration and development may be in a better position than us to compete for such mineral properties.

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

Results of Operations.

Revenue

The Company had $41,310 of revenue during the year ended May 31, 2018, and revenue of $168,798 during the previous year.  Mining operations were suspended early in the 2015 fiscal year and the Company began extracting minerals for test purposes during the 2017 and 2018 years.  These extractions have been limited in scope and amount, and have now been suspended.

Cost of Goods Sold

Cost of goods sold, which relates to the minerals extracted for test purposes, was $62,708 in the 2018 year and $255,513 in the 2017 year.

Operating expenses

We incurred operating expenses in the amount of $688,877 during the year ended May 31, 2018, whereas we incurred $398,216 during the year ended May 31, 2017. The increase of expenses reflects intense effort to solve the problems that caused mining activities to be suspended and director compensation, partially offset by reductions in other areas.

Interest Expense

Interest expense for the year ended May 31, 2018 and for the year ended May 31, 2017 was $16,356 and $27,383, respectively.  This reduction is the result of a correction during the 2017 year, which did not occur during the 2018 year.

Provision for Income Taxes

Losses incurred during the year ended May 31, 2018 and in previous years are available to be carried forward and offset against U.S. taxable income; consequently, no provision was required for U.S. income taxes.

Other Income

When the Company sold its Bruner property to Canamex Resources U.S., Inc. in October 2015, it retained a 1.5% net smelter return (NSR) royalty.  In August 2018, the Company entered into an agreement with Canamex for the sale of that smelter royalty.  The sale price is $450,000 which is to be paid with 112,500 GOLD USA Security Tokens.

Net Loss

The Company realized a net loss of $726,631 in the year ended May 31, 2018, compared with a net loss of $483,615 in the year ended May 31, 2017.

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

As of May 31, 2018, we had total assets of $1,495,362, including net fixed assets of $145,695, and mining claims of $1,289,822.  Our current liabilities totaled $143,824; our long term debt was nil; and stockholders' equity amounted to $1,351,538.

Our financial statements for the fiscal year ended May 31, 2018, are contained in our Annual Report in this Form 10-K.  The Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  Our present plans to overcome these difficulties, the realization of which cannot be assured, include, but are not limited to, continuing efforts to raise new funding in the public and private markets, and to sell some or all of our assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements

AMERICAN INTERNATIONAL VENTUES, INC.

(An Exploration Stage Company)

CONSOLIDATED BALANCE  SHEETS

	May 31, 2018	May 31, 2017
ASSETS
Current Assets
Cash	$ 12,555	$ 232,859
Miscellaneous receivables	40,910	110,146
Total current assets	53,465	343,005

Fixed Assets
Vehicles	150,039	150,039
Mining equipment	502,400	502,400
Office furniture and equipment	38,754	32,444
Total assets	691,193	684,883
Less Accumulated depreciation	545,498	464,557
Net fixed assets	145,695	220,326

Other Assets
Investment in securities	6,380	6,380
Mining claims	1,289,822	1,286,707
Total. Other assets	1,296,202	1,293,087
TOTAL ASSETS	$1,495,362	$1,856,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of note payable	$ -	$ 2,331
Accounts payable and accrued expenses	93,690	94,625
Taxes payable	50,134	59,798
Total current liabilities	143,824	156,754

Long Term Liabilities
Warrant liability	-	27,150
Total long term liabilities	-	27,150
Total Liabilities	143,824	183,904

Stockholders’ Equity
Common stock – authorized, 800,000,000 shares of $.00001 par value; issued and outstanding, 332,399,945 and 274,399,945 shares, respectively	3,324	2,716
Additional paid in capital	8,863,835	8,384,792
Accumulated deficit	(7,420,840)	(6,694,276)
Accumulated other comprehensive income	126,141	36,625
Total American International Ventures, Inc.. stockholders’ equity	1,572,460	1,729,857
Non controlling interest	(220,922)	(150,139)
Total stockholders’ equity	1,351,538	1,579,718
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,495,362	$1,856,418

The accompanying notes are an integral part of these financial statements

AMERICAN INTERNATIONAL VENTUES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended May 31,
	2018	2017

Sales	$ 41,310	$ 168,798
Cost of goods sold	62,708	(255,513)
Gross loss on sales	(21,398)	(86,715)

Expenses	688,877	398,216
Operating loss	(710,275)	(484,931)

Other Income (Expense)
Interest income	-	5
Interest expense	16,356	(27,383)

Total other income	16,356	(27,378)

Loss before income taxes	(726,631)	(512,309)
Provision for income taxes	-	-
Net Loss	(726,631)	(512,309)
Net loss attributable to noncontrolling interest	139,411	31,655
Net loss attributable to American International Ventures, Inc.	$(587,220)	$(480,654)

Other Comprehensive Income
Exchange rate changes	$ 99,462	$ 28,694
Attributable to non controlling interest	19,083	3,236
Net other comprehensive income	80,379	25,458
Total Comprehensive loss	$ (506,841)	$(455,196)
Net Loss Per Share – Basic and Diluted	$ -	$ -

Weighted Average Number of Shares Outstanding	277,120,493	244,309,260

The accompanying notes are an integral part of these financial statements

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

Years Ended May 31, 2017 and 2018

	Common Shares Number Par Value		Paid In Capital	Accumulated Deficit	Non-Controlling Interest	Accumulated Other Comprehensive Income	Total
Balance, May 31, 2016	214,699,945	$2,116	$7,345,580	$(6,213,622)	$(121,720)	$11,167	$1,023,521
Shares issued for services	6,750,000	68	146,745				146,813
Shares issued for Mega Mines	5,250,000	52	104,947	-	-		104,999
Shares issued for mining rights	45,000,000	450	269,550				270,000
Shares issued for debt	3,000,000	30	17,970				18,000
Sales of stock in subsidiary			500,000				500,000
(Loss) for the year				(480,654)	(31,655)		(512,309)
Other comprehensive income, net of tax					3,236	(31,644)	28,694

Balance, May 31, 2017	274,699,945	2,716	8,384,792	(6,694,276)	(150,139)	36,625	1,579,718

Shares issued for services	1,750,000	46	479,605				479,651
Shares issued for acquisition	55,000,000	550	(550)
Shares exchanged with Mega Mines	1,250,000	12	(12)
(Loss) for the year				(726,564)	(80,729)		(807,293)
Other comprehensive income, net of tax					9,946	89,516	99,462

Balance May 31, 2018	332,399,945	$3,324	$8,863,835	$((7,420,840)	$(220,922)	$126,141	$1,351,538

The accompanying notes are an integral part of these financial statements

. AMERICAN INTERNATIONAL VENTUES, INC.

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(726,631)	$(483,615)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges not requiring an outlay of cash:

Depreciation	80,941	101,530
Interest charges related to debt discount	-	26,749
Equity items issued for services	479,651	146,813

Changes in assets and liabilities:
Decreases in taxes payable	(9,664)	(979)
Decrease (increase) in miscellaneous receivables	69,236	(101,773)
Increase (decrease) in accounts payable and accrued expenses	(935)	(3,953)

Net cash provided (consumed) by operating activities	(107,402)	(315,228)

Cash Flows From Investing Activities:
Purchases of fixed assets	(6,310)	-
Net cash (consumed by investing activities	(6,310)	-

Cash Flows From Financing Activities:
Proceeds from sales of stock of subsidiaries		200,000
Repayment of debt	(29,481)	(13,465)
Short term loan proceed	-	200,000

Net Cash provided by financing activities	(29,481)	386,536
Net change in cash	(220,304)	86,563
Cash balance, beginning of year	232,859	146,296
Cash balance, end of year	$12,555	$232,859

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

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

b. Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash equivalents, accounts payable and accrued expenses, and notes payable, approximate their fair values at May 31, 2018.

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

May 31, 2018

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

h. Advertising Costs

The Company expenses advertising costs when the advertisement occurs. There was no advertising expense during the years ended May 31, 2018 or 2017.

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

May 31, 2018

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

l. Exploration Stage Accounting

The Company is an exploration stage company, as defined in pronouncements of the Financial Accounting Standards Board (FASB) and Industry Guide #7 of the Securities and Exchange Commission. Generally accepted accounting principles govern the recognition of revenue by an exploration stage enterprise and the accounting for costs and expenses. From formation (January 25, 2012) to May 31, 2018, the Company has been in the exploration stage and all its efforts have been devoted to acquiring mining claims, mapping, and assaying. Revenue had been realized beginning with the year ended May 31, 2014 from sales of product by AIVN de Mexico (see Note 5).

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

As of May 31, 2018, none of the mine concessions met the requirements for proven reserves; development costs are therefore expensed.

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

May 31, 2018

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

Note 3. RELATED PARTY TRANSACTIONS

During the year ended May 31, 2018, the Company issued 750,000 shares of Company stock, valued at $43,750,        to its directors.

During the year ended May 31, 2017, the Company issued 750,000 shares (valued at $16,312) to its directors.

Note 14 provides additional information concerning transactions with related parties.

Note 4. GOING CONCERN AND LIQUIDITY

As shown in the accompanying financial statements, the Company has experienced losses since its formation totaling $7,420,840, and presently does not have sufficient resources to meet its outstanding liabilities or accomplish its objectives during the next twelve months. This lack of liquidity raises substantial doubt about the ability of the Company to continue as a going concern.  Management's current plans to overcome this problem, the realization of which cannot be assured, include development of the Company's Mexican mining claims and securing financing to support these development plans.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

Note 5. MINING CLAIMS

The main activity of the Company will be the exploitation of mineral resources from its mining claims. Since its inception, the Company has acquired mining claims, in both the U.S. and Mexico, and is currently exploring these claims and expects to begin exploiting them during the next year.  Mining began in June 2013 on a claim acquired by AIVN de Mexico and sales were realized from this activity during the years ended May 31, 2013, 2014, and 2018. Mining was suspended during 2018.  Resolution of the problems causing the suspension is expected shortly at which time the Company will resume mining at this claim.

On December 1, 2015, AIVN de Mexico, S.A. de C.V. (“AIVN Mexico”) purchased ten mining concessions commonly known as “Quesaro” for $50,000 cash.  AIVN de Mexico is 90% owned by the Company.  The concessions are located in Baja, Mexico.  The concessions are as follows:

Name	Concession No.	Hectares
La Sorpresa	203304	90.000
La Sorpresa II	203254	265.000
La Sorpresa III	218574	71.000
LAS III Fraccion 2 Frac I	227920	12.000
LAS III Fraccion 2 Frac II	227921	12.000
LAS III Fraccion 2 Frac III	227922	72.000
El Cid	219881	550.674
El Cid 1	219882	72.000
Dolores	219883	1266.150
M. Carter	223403	66.6054

On December 2, 2016, AIVN purchased Mega Mines LLC for forty-five million common shares.

The List of gold mining Concessions in the name of Mega Mines LLC located in the State of Michoacán,

Mexico:

Name	Concession No.	Hectares
LA BONDAD	054-08849	200
EL RINCON1	232351	200
EL RINCON 2	233553	275
LA HUERTA	054-08883	510
LA CARRETA	236305	207
CTUZ DEL SUR 1	223881	500
LOBOS	2229622	468
LA PERLA	243146	200

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

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

Note 7.  WARRANT LIABILITY

During the year ended May 31, 2013, the Company issued 2,715,000 warrants to an investment banker, which had "full-ratchet anti-dilution protection".  In accordance with pronouncements of the FASB, these warrants were initially valued at $1,004,550 and have been classified as a liability.  The warrants expired June 30, 2017.  They were periodically revalued by use of a Black Scholes valuation model.  Changes in the value were recorded on the statement of operations.   No adjustment was made during the years ended May 31, 2018 and 2017.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

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

During the year ended May 31, 2018 all of the remaining options were terminated.

There were no options issued or exercised during the years ended May 31, 2018 and 2017.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

Note 9. WARRANTS

There were 2,715,000 warrants outstanding at May 31, 2017.  These options expired during the year ended May 31, 2018.

Note 10. RENTALS UNDER OPERATING LEASES

The Company conducts its U.S. operations from the home of one of its officers. There is no rental agreement for the use of the office. If rent were charged, the amount would be insignificant.  Operations in Mexico are conducted without charge from the home of an employee.  If rent was charged, it would be insignificant.

The Company has no operating leases with non cancelable lease terms in excess of one year.

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

Note 11. INCOME TAXES

The Company has experienced losses during most years since its inception. As a result, it has incurred no Federal income tax. The Internal Revenue Code allows net operating losses (NOL’s) to be carried forward and applied against future profits for a period of twenty years.  An NOL of $4,452,030 had accumulated at May 31, 2018 on U.S. operations and has been carried forward. The potential tax benefit of the NOL’s has been recognized on the books of the Company, but offset by a valuation allowance. If not used, the carryforwards will expire as detailed below.

Year Ended May 31,	Amount

2020	$ 28,123
2021	124,157
2022	137,570
2023	80,079
2024	161,194
2025	217,636
2026	156,448
2027	55,133
2028	32,333
2030	8,065
2032	230,874
2033	1,605,369
2034	240,051
2035	505,217
2036	-
2037	483,615
2038	268,041

Under current accounting guidance, recognition of deferred tax assets is permitted unless it is more likely than not that the assets will not be realized. The Company has recorded deferred tax assets using statutory rates, as presented below. The valuation reserve increased by $262,808 during the year ended May 31, 2018.

Total
Deferred Tax Assets	$890,406
Realization Allowance	890,406
Balance Recognized	$ -

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

Note 11. INCOME TAXES (continued)

The effective tax rate is as follows:

Statutory Federal Rate	15%
Effect of Valuation Allowance	(15%)
Effective Rate	0%

Note 12. SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION

The Company made cash payments for interest of $842 and $634 during the years ended May 31, 2018 and 2017.  The Company did not make cash payments for income taxes during either of those years.

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

Note 13.  FIXED ASSETS

Fixed assets are located in both the U.S. and in Mexico.  Assets are recorded at cost.  Depreciation is provided by the straight line method, employing useful lives of seven years for mining equipment and five years for vehicles.

Balances at May 31, 2018 and 2017 are presented below:

	2018	2017	Net Change
Vehicles	$150,039	$150,039	$ -
Mining equipment	502,400	502,400	-
Office furniture and equipment	38,754	32,444	6,310
Total assets	691,193	684,883	6,310
Accumulated depreciation	545,498	464,557	(80,941)
Net Fixed Assets	$145,695	$220,336	$(74,631)

AMERICAN INTERNATIONAL VENTURES, INC.

(An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2018

Note 14.  SUBSEQUENT EVENTS

On August 28, 2018, the Company entered into an agreement with Canamex Gold Corp. for the sale of the 1.5% net smelting royalty which was retained by the Company on its sale during the year ended May 31, 2016, of its mining rights in the Brener property which is located in Nevada.  The sale price was $450,000, which is to be paid with 112,500 GOLDUSA Security Tokens.

In accordance with SFAS 165, Company management reviewed all material events through the date of this report and, except as noted in the previous paragraph, there were no material events to report.

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

This annual report on Form 10-K for the fiscal period ended May 31, 2018 does not include an auditor attestation report on our internal controls over financial reporting inasmuch as no attestation report was required under the rules of the Securities and Exchange Commission applicable to us as in effect at that time.

Item 9B. Other Information.

None.

PART III

Item 10.  Directors. Executive Officers. Promoters and Control Persons.

DIRECTORS AND EXECUTIVE OFFICERS.

The following table sets forth the names and ages of each of the persons designated to become members of the Board of Directors and Executive Officers.

Name	Age	Positions and Offices to be Held
Robert G. Polce, Jr. Jack Wagenti Jose G. Garcia	58 81 64	Chairman of the Board; Chief Executive Officer Director; Chief Financial Officer; Secretary; Treasurer President
Kevin Gillen	54	Chief Operating Officer
Frederick Dunne, Jr.	72	Director
Jenevieve Gillen	54	Director
Paul “Mike” Muncy	65	Director; Chief Technology Officer

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

Mr. Robert G. Polce, Jr. (58)

Mr. Polce has lived and worked in the Asia-Pacific region for the past 25 years and has vast experience in business as an executive, principle, consultant and investor. He is a seasoned International Financier and Private Equity Investor. He has acted as Trustee and Trade & Project Financing Specialist for European and Middle Eastern Private Trusts, with a focus on the natural resource and energy sectors.

Early in his career, while working in Switzerland, he acquired special skills and associations while connected with one of the largest commodity trading houses in the world (with annual sales of over 100 Billion dollars). He also was affiliated with P&F Petro Credit in Zurich in a similar role.

Mr. Polce then headed the BBF Trading Group of Companies headquartered in Singapore, serving as the company’s Managing Director for 8 years. The BBF Groups’ activities included mining, timber processing, real estate development and physical commodity trading in 11 countries throughout SE Asia.

Mr. Polce is experienced in underwriting public and private capital projects. His specialties include asset-based financing using proven mineral reserves ("In-Ground" assets). He has spent over 30 years in the Pacific Rim providing trade financing and project development including Nickel, Copper and Coal Resources in Indonesia.

Most recently, Mr. Polce headed the GEO Group of Companies as their Chief Executive Officer. GEO is a diversified mining and mineral asset management company that is involved in energy, natural resource and fuel related industries. GEO has primarily operated in the South East Asian region.

Jack Wagenti (81) was previously Chairman of the Board and Chief Executive Officer of US Precious Metals, Inc. in December 2007 and subsequently resigned in October 2008. Mr. Wagenti had been Chief Financial Officer/Secretary/Treasurer from May of 2002 until the December 2007. Mr. Wagenti was appointed again in August 2010 as Chairman of the Board, Secretary Treasurer and Chief Financial Officer of US Precious Metals, Inc. Mr. Wagenti resigned all positions in US Precious Metals, Inc. November 30, 2011. From 1996 to May 2009, Mr. Wagenti has served in varying capacities of American International Ventures, Inc., a company trading on the Over the Counter Market. Mr. Wagenti resigned as a Director of American International Ventures, Inc. in May of 2009. Mr. Wagenti was reappointed to the board of American International Ventures, Inc. on February 6, 2012 and all present Officers and Directors resigned. Mr. Wagenti serves full time as interim Chief Financial Officer, Secretary Treasurer and Director for American International Ventures, Inc. with no salary. Mr. Wagenti’s experience in developing and growing companies led to the conclusion he should serve as a director of the Company.

Jose Granados Garcia. (64) Mr. Garcia has more than 12 years of mining experience with a background in consulting, identification of viable properties, production projections and advisor in operations. Mr. Garcia formerly served as the vice president of U.S. Precious Metals Inc. (USPR), a publicly traded mining company, and president of U.S. Precious Metals de Mexico. Mr. Garcia Is Chief Executive Officer of American International Ventures, Inc. and its subsidiary Mega Mines, Inc.

Kevin Gillen. (53)  Mr. Gillen is a construction superintendent with over 25 years’ experience in the commercial and residential building industry.  Mr. Gillen has been Superintendent with Anderson Interior, Florida, since 2013. Mr. Gillen was Superintendent with Interstate Drywall Corporation from 2009 until 2013; he was previously General Foreman with that company from 1996 until 2005.

Frederick R. Dunne, Jr. (72) is managing member of Dunne & Associates, LLC, a law firm in Kearny, New Jersey. Mr. Dunne received his BA from Niagara University 1966 and his JD from Seton Hall University 1970. Mr. Dunne was admitted as an Attorney at Law in the State of New Jersey on November 28, 1972; to the United States District Court for the District of New Jersey on November 28,1972; to the State of New York on May 15, 1984; to the United States District Court for the District of Colorado on May 19, 1997; to the United States Court of Appeals for the Third Circuit on October 28, 1998; to the United States District Court for the Eastern District of New York on March 14, 2000 and the United States District Court for the Southern District of New York on March14, 2000. Mr. Dunne has served many elected or appointed positions in Kearny, North Arlington, and Hudson County. Mr. Dunne was President West Hudson Bar Association, Chairman St. Benedict's Alumni Fund and St. Benedict's Prep Reunion Committee and Fund Raising. Mr. Dunne’s experience in corporate matters led to the conclusion he should serve as a director of the Company.

Jenevieve Gillen, (54) has over 30 years’ experience in real estate development and sales, business marketing, and business management for start-up corporations. Mrs. Gillen works as an independent realtor and property remodeler with EZ Choice Realty. She is also affiliated with Cutting-Edge Learning Academy where she is a director and the Business Manager for the Riverview, Florida private academy.

Paul “Mike” Muncy (65) joins the AIVN board of directors. Mr. Muncy was also appointed Chief Technology Officer. Mr. Muncy brings over 35 years’ experience in mining and extraction. For the past 11 years, he also served as Chief Technology Officer for the GeoAsia Group, based in Singapore. Mr. Muncy responsibilities with GeoAsia was to provide due diligence and investigate new technologies that could enhance that company’s extensive mining operations and heavy industry holdings in Indonesia.

There are no written or oral agreements with any of the above-named management to receive compensation.

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

OUTSTANDING EQUITY AWARDS AT MAY 31, 2016
	SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE OF OPTIONS	REMAINING AVAILABLE OPTIONS FOR FUTURE ISSUANCE

Equity compensation plan approved by
security holders	1,500,000	$.07	1,500,000

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of August 7, 2018, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each executive officer and director individually and all executive officers and directors of the Company as a group as of such date. No other class of voting securities is outstanding. Each person is believed to have sole voting and investment power over the shares except as noted. Unless otherwise indicated, the beneficial owner has sole voting and investment power. The following information is based upon 360,399,945 shares of common stock of the Company which are issued and outstanding as of May 31, 2016. Except as otherwise noted, the address for each party is 15105 Kestrelglen Way, Lithia, Florida 33547, the address of the Company.

	Name and	Amount and
	Address of	Nature of
	Beneficial	Beneficial	Percent
Title of Class	Owner	Owner (1)	of Class
Common Common	Robert G. Polce, Jr. (7) Jack Wagenti (2)	28,493,949	7.91%

Common	Jose G. Garcia (3)	2,750,000	0.76%

Common	Kevin Gillen(4)	750,000	0.21%

Common	Frederick R. Dunne, Jr. (5)	2,750,000	0.76%
Common	Jenevieve Gillen (6)	1,350,000	0.37%
Common	Paul “Mike” Muncy (7)
Common	Habsburg Capital LLC (7)	80,000,000	22.10%

Common (8)	Officers and Directors as a group (7 persons)	116,093,949	32.21%

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

(2) Mr. Wagenti is Director, CFO and Secretary Treasurer of the Company. The amount includes 13,413,475 shares held by Mr. Wagenti’s spouse.

(3) Mr. Garcia is President of American International Ventures, Inc. and Mega Mines, LLC. The parent Company’s subsidy. The amount includes 19,000,000 shares held by Mr. Garcia’s son’s.

(4) Mr., Gillen is Chief Operating Officer.

(5) Mr. Dunne is a Director of the Company.

(6) Mrs. Gillen is a Director of the Company.

(7) Mr. Polce and Mr. Muncy are Directors and Officers of Habsburg Capital LLC. The address for Habsburg Capital LLC is 3001 Cityview Drive, Morgantown, WV 26501.

Item 13. Certain Relationships and Related Party Transactions.

On March 23, 2012, we closed on the Share Exchange Agreement with the shareholders of Placer Gold Prospecting, Inc. (PGPI) pursuant to which we acquired all of the issued and outstanding capital stock of PGPI. The transaction was treated as a reverse merger for accounting purposes. Jack Wagenti, our President, CEO and director executed the Exchange Agreement on our behalf. Mr. Wagenti was a founder, CEO and director of PGPI. At the time of closing, he owned 25 million shares of common stock of PGPI (approx. 16%) and in exchange he received 25 million shares of our common stock under the Exchange Agreement. Frederick Dunne, Jr., one of our directors, owned 1,000,000 shares of common stock of PGPI (less than 1%) at the time of closing, and in exchange he received 1,000,000 shares of our common stock under the Exchange Agreement

During the year ended May 31, 2018, the Company issued 60,000 shares of Company stock valued at $1,039,812.

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

Item 14.  Principal Accounting Fees and Services.

The following table sets forth fees billed to us by the principal accountants to the Company for professional services rendered for the period ended May 31, 2016:

Fee Category	Period Ended 5/31/18	Period Ended 5/31/17
Audit Fees	$16,000	$16,000
Audit Related Fees
Tax Fees
All Other Fees
Total Fees	$16,000	$16,000

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
By: /s/ Robert G. Polce, Jr. ___________________________________ Robert G. Polce, Jr. Principal Executive Officer Date: September 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul M. Muncy		August 29, 2018
Paul “Mike” Muncy	Director, Chief Technology Officer

/s/ Fred Dunne, Jr.		August 29, 2018
Fred Dunne, Jr.	Director

/s/ Jack Wagenti		August 29, 2018
Jack Wagenti	Director, Principal Financial Officer

/s/ Jenevieve Gillen	Director	August 29, 2018
Jenevieve Gillen