Form 10-Q
period 2018-08-31
AMERICAN INTERNATIONAL VENTURES INC /DE/
filed 2018-10-23
CIK 5656

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months and (2) has been subject to such filing requirements for the past 90 days.   x Yes     ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒ Yes      ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  __    Accelerated filer   __    Non-accelerated filer  __    Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   __ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 16, 2018: 413,982,940 shares of Common Stock, $.00001 par value.

EXPLANATORY NOTE

American International Ventures Inc. (“AIVN”) previously filed reviewed quarterly and audited annual reports up to and including the quarterly period ended February 28, 2017.

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

Item 1. Legal Proceedings.12

Item 1A. Risk Factors.12

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.12

Item 3. Defaults Upon Senior Securities.12

Item 4. Mine Safety Disclosures.12

Item 5. Other Information.12

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN INTERNATIONAL VENTURES, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)
	August 31, 2018	May 31, 2018
ASSETS
Current Assets
Cash	$ 2,669	$ 12,555
Miscellaneous receivables	42,544	40,910
Total current assets	45,213	53,465

Fixed Assets
Vehicles	142,648	150,039
Mining equipment	386,023	502,400
Office furniture and equipment	37,003	38,254
Total fixed assets	565,674	691,193
Less accumulated depreciation	(483,255)	(545,498)
Net fixed assets	82,419	145,695

Other Assets
Investment in securities	6,380	6,380
Mining claims	776,242	1,289,822
Total other assets	782,622	1,296,202
TOTAL ASSETS	$ 910,254	$ 1,495,362

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 95,608	$ 93,690
Taxes payable	52,185	50,134
Total current liabilities	147,793	143,824

Stockholders' Equity
Common stock - authorized, 800,000,000 shares of $.00001 par value; issued and outstanding, 360,399,945 and 327,399,945 shares, respectively	3,604	3,274
Additional paid in capital	8,889,680	8,863,885
Accumulated deficit	(7,980,869)	(7,420,840)
Accumulated other comprehensive income	41,352	126,141
Total American International Ventures, Inc. stockholders’ equity	953,767	1,572,460
Non controlling interest	(191,306)	(220,922)
Total stockholders' equity	762,461	1,351,538
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 910,254	$ 1,495,362

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Month Periods Ended August 31,
	2018	2017
Sales	$ -	$ 41,310
Cost of sales	-	203,877
Gross profit (loss)	-	(162,567)

Operating Expenses:
Abandonment of mining claims	514,358	-
Depreciation	9,451	-
Other	35,479	104,852
Total Operating expenses	559,288	104,852
Loss from operations	(559,288)	(267,419)
Other income (expense):
Interest expense	(741)	(16,331)
Total other income (expense)	(741)	(16,331)

Net income (loss) before income taxes	(560,029)	(283,750)
Provision for income taxes	-	-
Net Loss	(560,029)	(283,750)

Net income ( loss) attributable to noncontrolling interests	29,616	(34,623)
Net income (loss) attributable to American International Ventures, Inc.	$ (589,645)	$ (249,127)

Net income (loss) Per Share – Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding	342,462,445	273,323,858

Other comprehensive income (expense):
Exchange rate changes	(84,789)	17,930
Attributable to noncontrolling interest	-	(3,343)
Net other comprehensive income (loss)	(84,789)	14,587
Total comprehensive loss	$ (674,434)	$ (234,540)

The accompanying notes are an integral part of these financial statements.

AMERICAN INTERNATIONAL VENTURES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Month Periods Ended August 31,
	2018	2017

Cash Flows From Operating Activities:
Net loss	$ (560,029)	$ (234,540)
Adjustments to reconcile net loss to net cash consumed by operating activities:
Charges and credits not requiring the use of cash:
Abandonment of mining claims	514,358	-
Depreciation	9,451	126
Equity items issued for services	25,475	43,750

Changes in operating assets and liabilities:
Decrease(increase) in miscellaneous receivables	(1,634)	(203,231)
Increase (decrease) in accounts payable and accrued expenses	1,918	20,657
Decrease in taxes payable	2,051	(3,439)
Decrease in warrant liability	-	(27,150)
Net cash consumed by operating activities	(8,410)	(403,827)

Cash Flows From Investing Activities:
Purchases of fixed assets	-	(6,290)
Investment in mining claims	-	(13,782)

Net cash consumed by investing activities	-	(20,072)

Cash Flows From Financing Activities:
Proceeds from sale of subsidiary stock	-	300,000
Payments on notes payable	-	(2,331)

Net Cash provided by financing activities	-	297,669

Effect on cash of exchange rate changes	(1,476)	4,463

Net change in cash	(9,886)	(130,693)

Cash balance, beginning of period	12,555	232,859

Cash balance, end of period	$ 2,669	$ 102,166

Supplemental Cash Flow Information:
Interest paid Income taxes paid	$ 741 $ -	$ 16,331 $ -

The accompanying notes are an integral part of these financial statements

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

1. ORGANIZATION AND BUSINESS

American International Ventures, Inc. (“AIVN” or collectively with its subsidiaries, the “Company”) was incorporated in Delaware on January 13, 1998. The consolidated financial statements include the accounts of AIVN, its 100% owned subsidiary Mega Mines, Inc. (formerly Placer Gold Prospecting, Inc), an entity incorporated in Florida on January 25, 2012 (“Mega Mines”), its 82.5% owned subsidiary AIVN de Mexico, S.A. de C.V., an entity incorporated in Mexico on March 7, 2013 (“AIVN Mexico”), its 100% owned subsidiary Mega Mines LLC, an entity organized in Nevada on July 31, 2014 and acquired by the Company on December 1, 2016, and its 100% owned subsidiary GeoEnergy (USA) Inc., an entity incorporated in West Virginia on April 6, 2012 and acquired by the Company on February 20, 2018 (“Geo Energy”).

AIVN, Mega Mines, AIVN Mexico, and Mega Mines LLC are in the business of mining for precious metals. Geo Energy expects to operate Coal to Liquids (CTL) plants.

2. BASIS OF PRESENTATION

The unaudited interim consolidated financial statements of American International Ventures, Inc. (the “Company") as of August 31, 2018 and for the three month periods ended August 31, 2018 and 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of such periods. The results of operations of the three month period ended August 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year ending May 31, 2019.

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended May 31, 2018.

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

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

4. MINING CLAIMS

At August 31, 2018, mining claims consist of:

Golden Eagle property consisting of approximately

702 acres of patented placer mining claims located

in Winnemucca, Humboldt County, Nevada acquired

by Mega Mines on June 3, 2012.$348,000

Quesaro property consisting of ten (10) mining concessions

(total of approximately 2,477 hectares) located in Baja

Mexico acquired by AIVN Mexico on December 1, 2015$50,000

Eight (8) mining concessions (total of approximately

2,560 hectares) located in the state of Michoacán Mexico

owned by Mega Mines LLC (which was acquired by

AIVN on December 1, 2016)$378,242

Total  $776,242

5. COMMON STOCK

The following is a summary of stock activity during the three month periods ended August 31, 2018 and 2017:

	2018	2017

Balance May 31, 2018 and 2017	327,399,945	273,399,945
Shares issued for services	2,500,000	1,750,000
Shares issued for mining claims	500,000	-
Shares issued for acquisitions of three affiliated entities of Geo Energy	30,000,000	-
Balance August 31, 2018 and 2017	360,399,945	273,399,945

Of the 2,500,000 shares issued for services in the three months ended August 31, 2018, 1,750,000 shares (valued at $17,650) were issued to AIVN officers and directors. Of the 1,750,000 shares issued for services in the three months ended August 31, 2017, 1,750,000 shares (valued at $43,750) were issued to AIVN officers and directors.

The 30,000,000 shares issued for acquisitions of three affiliated entities of Geo Energy in the three months ended August 31, 2018 were issued to an entity owned by AIVN officers pursuant to an Equity Purchase Agreement dated February 20, 2018. Pursuant to ASC 805-50 (relating to transactions between entities under common control), this transaction was reflected at the historical $0 carrying value of the net assets of the three affiliated entities of Geo Energy.

6. SUBSEQUENT EVENTS

On October 2, 2018, the Company issued a total of 49,999,995 shares of its common stock to Vito Federici and assignees (of which 29,999,997 shares were issued to relatives of officers and directors of the Company) in connection with the Company’s purchase of a liquid formula potentially useful in “fracking” applications pursuant to a Purchase Agreement dated September 14, 2018 between the Company and Vito Federici.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Cautionary Statements

Certain of the statements contained in this Quarterly Report on Form 10-Q include "forward looking statements." All statements other than statements of historical facts included in this Form 10-Q regarding the Company's financial position, business strategy, and plans and objectives of management for future operations and capital expenditures, and other matters, are forward looking statements. These forward-looking statements are based upon management's expectations of future events. Although the Company believes the expectations reflected in such forward-looking statements are reasonable, there can be no assurances that such expectations will prove to be correct. Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the Cautionary Statements section and elsewhere in the Company’s Form 10-K for the year ended May 31, 2018. Readers are urged to refer to the section entitled “Cautionary Statements” and elsewhere in the Company’s Form 10-K for a broader discussion of these statements, risks, and uncertainties. These risks include the Company’s limited operations and lack of revenues. All written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company subsequent to the date of this Form 10-Q are expressly qualified in their entirety by the referenced Cautionary Statements.

Results of Operations

Three-months Ended August 31, 2018 and 2017

Sales decreased $41,310 from $41,310 in 2017 to $0 in 2018 and cost of sales decreased $203,877 from $203,877 in 2017 to $0 in 2018. These decreases were due to the shutdown of Mexican mining operations in August 2017.

Total operating expenses increased $454,436 from $104,852 in 2017 to $559,288 in 2018. The increase in operating expenses was due primarily to the $514,358 charge in 2018 relating to the abandonment of certain mining claims.

Net loss increased $276,279 from $283,750 in 2017 to $560,029 in 2018. The increase in net loss was due to the $454,436 increase in total operating expenses offset by the $162,567 decrease in gross loss and the $15,590 decrease in interest expense.

Since the acquisition of Placer Gold Prospecting, Inc in 2012, our operations have focused on developing, planning and operating past producing precious metal properties and mines. Specifically, we are now a gold and silver exploration and extraction company, operating primarily in Mexico and Nevada.  We will focus on acquiring gold and base mineral resource properties that historically produced gold and silver until 1942 when all gold production in the United States was halted due to World War II. There is no guarantee that such properties will produce gold or silver in the future or that these properties may have already been depleted, as they were previously mined.

None of our properties or claims has any proven or probable reserves.

As of August 31, 2018, the Company had negative working capital of $102,580, compared with a negative working capital of $90,359 as of May 31, 2018.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues and results of operations, liquidity or capital expenditures

Significant Accounting Policies

a.    Cash

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three-months or less to be cash equivalents.

b.    Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and accounts payable and accrued expenses, approximate their fair values at August 31, 2018

c.    Loss (Income) Per Share

Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares outstanding. During periods when a net loss has occurred, as was the case in the three month periods ended August 31, 2018 and 2017, any common stock equivalents are excluded from the calculation of diluted loss per share as their inclusion would be anti-dilutive.

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

f.    Fixed Assets

Fixed assets are recorded at cost.  Depreciation is computed using the straight line method, with useful lives of seven years for mining equipment and five years for vehicles and office furniture and equipment.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

g.    Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

h.    Segment Reporting

The Company is organized in one reporting and accountable segment.

i.     Mining Claims

Mining claims held for development are carried at the cost of the claims plus related acquisition costs. These costs will be amortized if and when extraction begins.

j.     Foreign Currency Translation

The functional currency of AIVN and its domestic subsidiaries is the United States dollar. The functional currency of AIVN Mexico is the Mexico Peso. The reporting currency of the Company is the United States dollar.

The assets and liabilities of AIVN Mexico are translated into United States dollars at period-end exchange rates ($0.052056 at August 31, 2018). The revenues and expenses are translated into United States dollars at average exchange rates for the periods ($0.051653 for the three months ended August 31, 2018). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders equity.

k.     Recently Issued Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

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

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

periods specified in Securities and Exchange Commission rules and forms and (b) that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Smaller Reporting Companies are not required to provide the information required by this item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

During the three months ended August 31, 2018, the Company issued a total of 33,000,000 shares of its common stock, as follows:

1. 500,000 shares issued to a member of Mega Mines LLC for his remaining equity interest in Mega Mines LLC.

2. 2,500,000 shares issued to 10 individuals (1,750,000 shares to AIVN officers and directors) for services       rendered.

3. 30,000,000 shares issued to an entity (owned by AIVN officers) in connection with the acquisition of three    affiliated entities of GeoEnergy (USA) Inc.

With respect to the transactions noted above, each of the recipients of securities of the Company was an accredited investor, or is considered by the Company to be a “sophisticated person”, inasmuch as each of them has such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of receiving securities of the Company. No solicitation was made and no underwriting discounts were given or paid in connection with these transactions. The Company believes that the issuance of its securities as described above was exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

AMERICAN INTERNATIONAL VENTURES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2018

(Unaudited)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INTERNATIONAL VENTURES, INC.

(Registrant)

By:  /s/ Jack Wagenti/s/ Robert G. Polce, Jr.

       ______________________________________________________________________

       Jack WagentiRobert G. Polce Jr.

       Chief Financial OfficerChief Executive Officer

       (Principal Financial Officer)(Principal Executive Officer)

Date:  October 23, 2018